Form 10-Q
period 1995-03-31
BURLINGAME BANCORP
filed 1995-05-15
CIK 737269

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1995

                               OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

                 Commission File Number 0-18440


                        BURLINGAME BANCORP
    (Exact name of registrant as specified in its charter)

          California                            94-2921417
(State or other jurisdiction of              (I.R.S. Employer
 Incorporation or organization)              Identification No.)


                       350 Primrose Road
                     Burlingame, California
            (Address of principal executive offices)

                             94010
                           (Zip Code)


                         (415) 348-2500
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES    X            NO


Number of shares of common stock outstanding at May 12, 1995 is 576,974.

                 PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The sole business operation of Burlingame Bancorp (the "Company") is conducted through its wholly owned subsidiary, Burlingame Bank & Trust Co. (the "Bank"). This discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the 3 month period ended March 31, 1995.

         Changes in Financial Condition

During the three month period ended March 31, 1995, deposits increased $4.1 million or 7.0% to $62.3 million. During the same period, loans and loans held for sale decreased $.5 million or 1.4% to $39.6 million, primarily as a result of a partial repayment of a non-performing loan. Investment securities decreased $3.2 million or 16.3%, to $16.4 million. Excess liquidity during the period was invested in federal funds and money market funds.

During the three month period ending March 31, 1995, non-performing assets decreased to $1.7 million (2.4% of total assets), which compares with $2.1 million (3.3% of total assets) at December 31, 1994. The Bank's allowance for credit losses at March 31, 1995 was 4.1% of total loans compared with 4.0% at December 31, 1994.

         Earnings Summary

Net income for the quarter ended March 31, 1995 was $22,000, or $0.04 per common and common equivalent share, compared with net income of $ 6,000, or $0.01 per share in the same quarter a year ago.

         Net Interest Income

Total interest income increased $215,000 or 19.2% for the quarter ended March 31, 1995, as compared to the prior year. During the same period, interest expense increased $114,000 or 37.1%. Net interest income for the quarter ended March 31 was $916,000 in 1995 and $815,000 in 1994. Average loans as a percentage of average earning assets was 65.4% during the quarter ended March 31, 1995, compared to 63.5% a year earlier. The average balance of lower yielding other earning assets as a percentage of average total earning assets was 34.6% during the quarter ended March 31, 1995, compared to 36.5% a year earlier.

         Provision for Credit Losses

The Bank maintains its allowance for credit losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Bank's loan portfolio. Because of the decrease in non-performing assets and the general improvement in asset quality, the Bank recorded no additional provision to the allowance for credit losses for the three month period ended March 31, 1995 or 1994. Loans charged off during the three month period totalled $0 in 1995 and $243,000 in 1994. Recoveries in the same period were $21,000 in 1995 and $89,000 in 1994.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118,
"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The effect of adoption on the Company's financial statements was not material.

         Other Income

Other Income consists of gain on sale of assets, service fees and other fees related to deposit accounts, escrow fees, letter of credit fees, referral fees and safe deposit box rentals. In the quarter ended March 31, 1995, income from these sources was $76,000, a decrease of $84,000 from the same period in 1994. The decrease was attributable primarily to the Bank's decision during the quarter ended March 31, 1995, not to sell the guaranteed portion of certain SBA loans.

         Other Expenses

Other Expenses decreased $12,000, or 1.2%, to $954,000 for the quarter ended March 31, 1995, compared to the same period in 1994. The decrease was due in part to reduced personnel costs. During the quarter ended March 31, 1995, the Bank had 33 full-time officers and employees and 2 part-time officers and employees for a total of 34 full-time equivalents, compared to 36 full-time equivalents during the same quarter a year earlier. The reduction in personnel costs was partially offset by increased expenses due to collection efforts for certain non-performing assets.




         Capital Resources

Management   seeks  to  maintain  adequate  capital  to   support
anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Bank is subject to requirements issued by the FDIC including the maintenance of a minimum risk-based capital ratio of 9.0% and a minimum tier 1 leverage ratio of 6.5%. As of March 31, 1995, the Bank was in compliance, with a risk-based capital ratio of 12.1% and a leverage ratio of 8.4%.

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.

        Income Taxes

The provision for income taxes was $16,000 for the quarter ended March 31, 1995, compared to $3,000 in the same quarter a year earlier. The provision is classified as a current tax liability for interim reporting purposes. The effective tax rate was 42%
for the quarter ended March 31, 1995, compared to 33% for the same quarter in 1994.

        Liquidity

The Bank manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and deposits due from banks, unpledged short-term U.S. Government securities, adjustable rate government securities funds, money market funds, and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 34% at March 31, 1995, and 27% at December 31, 1994.

          Other Matters

As of March 31, 1995, management of the Company and Bank believe that they remain in full compliance with the requirements of all regulatory agreements entered into with the Federal Reserve Bank and the Federal Deposit Insurance Corporation.

                  PART II - OTHER INFORMATION


ITEM 1 -  Legal Proceedings
          None

ITEM 2 -  Changes in Securities
          None

ITEM 3 -  Defaults upon Senior Securities
          None

ITEM 4 -  Submission of Matters to a Vote of
          Security Holders
          None

ITEM 5 -  Other Information
          None

ITEM 6 -  Exhibits and Reports on Form 8-K
          None

There are no other applicable items.


>PAGE>
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BURLINGAME BANCORP
                           Registrant



Date:     May 12, 1995
                              Theodore H. Kruttschnitt
                              Chairman and C.E.O.
                              (Principal Executive Officer)



Date:     May 12, 1995
                              Susann Trevena
                              Chief Accounting Officer

                                     Exhibit A
                             Part I - Financial Statements

                          Burlingame Bancorp and Subsidiary
                             Consolidated Balance Sheets

                                               March 31
                                                 1995      December 31
                                              (Unaudited)       1994
                                             ------------ ------------
ASSETS
Cash and due from banks                        $4,022,000   $3,512,000
Federal funds sold                              7,550,000      400,000
Short-term investments                                  0            0
                                             ------------  -----------
   Total cash and equivalents                  11,572,000    3,912,000

Investment securities:
     Held to Maturity                          14,345,000   17,609,000
     Available for Sale                         2,096,000    2,030,000
Loans Held for Sale                             1,714,000    1,098,000
Loans                                          37,913,000   39,078,000
Allowance for credit losses                    (1,626,000)  (1,605,000)
Premises and equipment, net                     1,061,000    1,132,000
Other real estate owned                           407,000       32,000
Accrued interest receivable
    and other assets                            1,590,000    1,395,000
                                             ------------ ------------
     Total Assets                             $69,072,000  $64,681,000
                                             ============ ============
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Interest-bearing                         $49,833,000  $46,151,000
     Noninterest-bearing                       12,456,000   12,058,000
                                             ------------  -----------
     Total deposits                            62,289,000   58,209,000

Accrued interest payable
 and other liabilities                            802,000      537,000
                                             ------------  -----------
     Total Liabilities                         63,091,000   58,746,000
                                             ------------  -----------
Shareholders' Equity
Preferred stock - no par value
  Authorized 20,000,000 shares;
  Issued, none
Common stock - no par value
  Authorized 20,000,000 shares;
  Issued, 576,974 shares                        4,567,000    4,567,000
Unrealized loss on investment
  securities available for sale                   (77,000)    (101,000)
Retained earnings                               1,491,000    1,469,000
                                             ------------  -----------
     Total Shareholders' Equity                 5,981,000    5,935,000
                                             ------------  -----------
     Total Liabilities and
      Shareholders' Equity
                                              $69,072,000  $64,681,000
                                             ============  ===========

See notes to consolidated financial statements

                        Burlingame Bancorp and Subsidiary
                        Consolidated Statements of Income
                                 (Unaudited)

                                            For the Three Months Ended
                                                     March 31,
                                                 1995          1994
                                             ------------  -----------

Interest Income:
  Loans (including fees)                       $1,012,000     $905,000
  Federal funds sold                              269,000       62,000
  Investment securities                            56,000      155,000
                                             ------------  -----------
 Total Interest Income                          1,337,000    1,122,000

Interest Expense on Deposits                      421,000      307,000
                                             ------------  -----------
Net Interest Income                               916,000      815,000

Provision for credit losses                             0            0
                                             ------------   ----------
Net Interest Income
  after provision for credit
  losses                                          916,000      815,000

Other Income                                       76,000      160,000

Other Expenses:
  Salaries & benefits                             469,000      522,000
  Occupancy                                        60,000       67,000
  Furniture & equipment                            77,000       69,000
  Data processing                                  31,000       35,000
  Professional services                           109,000       92,000
  Other                                           208,000      181,000
                                             ------------  -----------
 Total Other Expenses                             954,000      966,000
                                             ------------  -----------

Income before income taxes                         38,000        9,000

Income taxes                                       16,000        3,000
                                             ------------  -----------

Net Income                                        $22,000       $6,000
                                             ============  ===========

Income per common share and
  common share equivalent                           $0.04        $0.01
                                             ============  ===========

See notes to consolidated financial statements.


                       Burlingame Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (Unaudited)

                                            For the Three Months Ended
                                                     March 31,
                                                 1995          1994
                                             ------------  ------------
OPERATING ACTIVITIES:
 Net Income                                        22,000       $6,000
 Reconciliation to net cash provided by
  (used in) operating activities:
 Depreciation and amortization
  of premises and equipment                        81,000       77,000
 Amortization deferred loan fees                  (51,000)     (27,000)
 Amortization of investment
  security premiums (discounts)                   (38,000)      19,000
 Origination of loans held for sale            (1,962,000)  (1,361,000)
 Sales of loans held for sale                     262,000    1,361,000
 (Increase) decrease in interest
  receivable and other assets                    (206,000)      91,000
 Increase (decrease) in interest
  payable and other liabilities                   265,000      (82,000)
                                             ------------  -----------

                                               (1,627,000)      84,000
                                             ------------  -----------
INVESTING ACTIVITIES:
 Activities in securities held-to-maturity:
  Purchases                                      (198,000)  (8,533,000)
  Maturities                                    3,500,000    4,100,000
 Activities in securities available-for-
sale:
  Purchases                                       (31,000)           0
Net loan originations, collections
  and principal repayments                      1,946,000    2,592,000
Purchases of premises and equipment               (10,000)     (48,000)
                                             ------------  -----------

                                                5,207,000   (1,889,000)
                                             ------------  -----------

FINANCING ACTIVITIES:
 Net increase in interest-bearing deposits      3,682,000    1,305,000
 Net increase (decrease) in noninterest-
  bearing deposits                                398,000     (882,000)
                                             ------------  -----------

                                                4,080,000      423,000
                                             ------------  -----------

NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                    7,660,000   (1,382,000)

CASH AND EQUIVALENTS:
 Beginning of period                            3,912,000   17,788,000
                                             ------------  -----------
 End of period                                $11,572,000  $16,406,000
                                             ============  ===========
OTHER CASH FLOW INFORMATION:
 Interest paid                                   $418,000     $313,000
                                             ------------  -----------
 Taxes paid                                       $19,000           $0
                                             ------------  -----------


See notes to consolidated financial statements.

                Burlingame Bancorp and Subsidiary
            Notes to Consolidated Financial Statements
                          March 31, 1995
                           (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Burlingame Bancorp and Subsidiary at March 31, 1995 and the results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results through December 31, 1995.

Note 2 - New Accounting Policies

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118,
"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollaterialized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as consumer installment loans and loans held for sale which are measured at fair value or at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on a nonaccrual of interest basis unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

At March 31, 1995, the Company's total recorded investment in the impaired loans was $1,445,000 for which there is a related allowance for credit losses of $357,000 determined in accordance with these Statements.

The average recorded investment in the impaired loans during the three months ended March 31, 1995 was $1,445,000. The related amount of interest income recognized during the period that such loans were impaired was $1,000 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $1,000.

Note 3 - Consolidation

The consolidated financial statements include the accounts of Burlingame Bancorp and its wholly-owned subsidiary, Burlingame Bank & Trust Co and its wholly-owned subsidiary, Burlingame Development Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4 - Commitments

The Bank has outstanding standby letters of credit of $480,000 at March 31, 1995.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding plus common stock equivalents resulting from stock options. The difference between primary and fully diluted net income per share is not significant. The weighted average number of common and common equivalent shares used in computing the net income per common share for the periods ending March 31, 1995 and 1994 was 576,974.