Form 10-Q
period 1995-06-30
BURLINGAME BANCORP
filed 1995-08-15
CIK 737269

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995

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

                    YES    X            NO

Number of shares of common stock outstanding at August 9, 1995 is 576,974.

                 PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The sole business operation of Burlingame Bancorp (the 'Company') is conducted through its wholly owned subsidiary, Burlingame Bank & Trust Co. (the "Bank"). This discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the 3 month and 6 month periods ended June 30, 1995.


       Changes in Financial Condition

During the six month period ended June 30, 1995, deposits increased $7.3 million or 12.6% to $65.5 million. During the same period, loans increased $1.3 million or 3.1% to $43.0 million, and investment securities decreased $2.8 million or 14.3%, to $16.8 million.

During the quarter ended June 30, 1995 deposits increased $3.2 million or 5.2%, loans increased $3.1 million or 7.8%, and investment securities increased $.4 million or 2.3%.

Non-performing assets, including Other Real Estate owned, decreased to $1.5 million (2.1% of total assets) as of June 30, 1995, which compares with $2.1 million (3.3% of total assets) at December 31, 1994. Other Real Estate Owned, totaling $401,000, an increase of $369,000 over December 31, 1994, includes property which was sold subsequent to June 30, 1995. The Bank's allowance for credit losses at June 30, 1995 was 2.7% of total loans compared with 4.0% at December 31, 1994.


       Earnings Summary

Net income for the quarter ended June 30, 1995 was $88,000, an increase of $77,000 compared with the net income of $11,000 in the same quarter a year ago. Net income per common and common equivalent share was $0.15 which compares with net income per share of $0.02 in the same quarter a year ago. For the six months ended June 30, 1995, net income was $110,000, an increase of $93,000 compared with net income of $17,000 in the same period a year ago. Earnings per common and common equivalent share were $0.19 for the six months ended June 30, 1995, which compares with earnings per share of $0.03 for the same period in 1994. The improved earnings during the period was due primarily to the reduced volume of non-performing assets and improvement in the mix of earning assets.


       Net Interest Income

Total interest income increased $258,000 or 21.6% for the quarter as compared to the prior year. During the same period, interest expense increased $182,000 or 61.5%. Net interest income increased $76,000 or 61.8% in the second quarter compared to the same quarter in 1994. The increase is largely a result of a change in the mix of earning assets offset by increased cost of deposits. Average loans as a percentage of average earning assets was 65.3% during the quarter ended June 30, 1995, compared to 63.7% a year earlier. The average balance of lower yielding other earning assets as a percentage of average total earning assets was 34.7% during the quarter ended June 30, 1995, compared to 36.3% a year earlier.


       Provision for Credit Losses

The Bank maintains its allowance for credit losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Bank's loan portfolio. Because of the decrease in non-performing assets and the general improvement in asset quality, the Bank recorded no additional provision to the allowance for credit losses for the six month period ended June 30, 1995 and 1994. Loans charged off during the six month period totaled $456,000 in 1995 and $155,000 in 1994. Recoveries in the same period were $21,000 in 1995 and $8,000 in 1994.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118,
"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The effect of adoption on the Company's financial statements was not material.


       Other Income

Other Income consists of gain on sale of assets, service fees and other fees related to deposit accounts, escrow fees, letter of credit fees, referral fees and safe deposit box rentals. In this quarter, income from these sources was $69,000, a decrease of $54,000 from the same period in 1994. For the six month period ended June 30, 1995, other income was $145,000 as compared to $283,000 a year earlier. The decrease is attributable primarily to reduced gains on sales of SBA loans due to the Bank's decision in 1995 not to immediately sell the guaranteed portion of all SBA loans.


       Other Expenses

Other expenses decreased $109,000, or 10.9%, to $892,000 for the quarter ended June 30, 1995, compared to the same period in 1994. For the six month period, other expenses decreased $121,000, or 6.2% to $846,000, as compared to $1,967,000 for the same period a year ago. The improvement reflects more efficient use of personnel resources and reduced costs as a result of reduced problem assets.
       Capital Resources

Management   seeks  to  maintain  adequate  capital   to   support
anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

On June 22, 1995, the Federal Deposit Insurance Corporation (the "FDIC") terminated the order which had been entered with respect to Burlingame Bank & Trust Co. (the "Bank") and replaced it with a Memorandum of Understanding (the MOU) with the FDIC and the
California  State  Banking Department  (the  CSBD).   The  prior
minimum capital requirements of the order, 9% total risk-based and 6.5% leverage, were replaced in the MOU with a 6.0% leverage ratio. As of June 30, 1995, the Bank was in compliance with all regulatory capital guidelines and requirements, with total and tier 1 risk-based capital ratios of 11.9% and 10.6%, respectively, and tier 1 leverage ratio of 8.3%.

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.


       Income Taxes

The provision for income taxes was $61,000 for the quarter ended June 30, 1995, compared to $7,000 in the same quarter a year earlier. The provision is classified as a current tax liability for interim reporting purposes. The effective tax rate was 41% for the six month period ended June 30, 1995, compared to 39% for the same period in 1994.


       Liquidity

The Bank manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and deposits due from banks, unpledged short-term U.S. Government securities, adjustable rate government securities funds, money market funds, and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 31% at June 30, 1995, 34% at March 31, 1995, and 27% at December 31, 1994.




                  PART II - OTHER INFORMATION

ITEM 1 -  Legal Proceedings
          None

ITEM 2 -  Changes in Securities
          None

ITEM 3 -  Defaults upon Senior Securities
          None

ITEM 4 -  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on May 18, 1995, there were present in person or by proxy, shareholders of the Corporation who were the holders of 422,529 shares of Common Stock, representing 73.2% of those entitled to vote.

A Board of Directors of seven persons was elected with votes as follows:

     Director                 Votes For      Votes Withheld
     David V. Campbell              417,654            4,875
     Michael L. Chandler            417,029            5,500
     Fred W. Concklin               417,029            5,500
     Quentin L. Cook                417,654            4,875
     Michael R. Harvey              417,259            8,000
     Theodore H. Kruttschnitt       417,029            5,500
     Ronald C. Wornick              417,654            4,875

A proposal to approve the appointment of Deloitte & Touche as independent auditors for the year ending December 31, 1995 was passed by a vote of 421,654 for, 625 against, with 250 abstaining.

ITEM 5 -  Other Information
          None

ITEM 6 -  Exhibits and Reports on Form 8-K
          (a) Exhibits
          None
          (b) Report on Form 8-K

A report on Form 8-K dated June 29, 1995 was filed on July 5, 1995 announcing that the Federal Deposit Insurance Corporation (FDIC) has terminated the order which had been entered with respect to Burlingame Bank & Trust Co. The order has been replaced by a
Memorandum  of  Understanding  (MOU)  with  the  FDIC  and   the
California State Banking Department. In the Banks view, the new MOU is recognition that the Bank has complied with the requirements of the order and that its condition and operations have improved significantly.

There are no other applicable items.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BURLINGAME BANCORP
                           Registrant



Date:     August 9, 1995
                                   Theodore H. Kruttschnitt
                                   Chairman and C.E.O.
                                   (Principal Executive Officer)



Date:     August 9, 1995
                                   Susann C. Trevena
                                   Chief Accounting Officer

                          Exhibit A
                 Part I - Financial Statements

               Burlingame Bancorp and Subsidiary
                  Consolidated Balance Sheets

                                   June 30
                                     1995       December 31
                                  (Unaudited)      1994
                                  ------------  ------------
   ASSETS
   Cash and due from banks         $3,200,000    $3,512,000
   Federal funds sold               8,000,000       400,000
   Short-term investments                   0             0
                                  ------------  ------------
      Total cash and equivalents   11,200,000     3,912,000

   Investment securities:
        Held to Maturity           13,182,000    17,609,000
        Available for Sale          3,641,000     2,030,000
   Loans Held for Sale              3,474,000     1,098,000
   Loans                           39,235,000    39,078,000
   Allowance for credit losses     (1,170,000)   (1,605,000)
   Premises and equipment, net      1,002,000     1,132,000
   Other real estate owned            401,000        32,000
   Accrued interest receivable
       and other assets             1,416,000     1,395,000
                                  ------------  ------------
        Total Assets              $72,381,000   $64,681,000
                                  ============  ============
   LIABILITIES & SHAREHOLDERS' EQUITY
   Deposits:
        Interest-bearing          $50,511,000   $46,151,000
        Noninterest-bearing        15,019,000    12,058,000
                                  ------------  ------------
        Total deposits             65,530,000    58,209,000

   Accrued interest payable
    and other liabilities             772,000       537,000
                                  ------------   ------------
        Total Liabilities          66,302,000    58,746,000
                                  ------------   ------------
   Shareholders' Equity
   Preferred stock - no par value
     Authorized 20,000,000 shares;
     Issued, none
   Common stock - no par value
     Authorized 20,000,000 shares;
     Issued, 576,974 shares         4,567,000     4,567,000
   Unrealized loss on investment
     securities available for sale,
     net of tax                       (67,000)     (101,000)
   Retained earnings                1,579,000     1,469,000
                                   -----------   ------------
        Total Shareholders' Equity  6,079,000     5,935,000
                                   ------------  ------------
        Total Liabilities and
         Shareholders' Equity
                                  $72,381,000   $64,681,000
                                  ============  =============

   See notes to consolidated financial statements.

                  Burlingame Bancorp and Subsidiary
                  Consolidated Statements of Income
                           (Unaudited)


                           For the Three Months Ended  For the Six Months Ended
                                        June 30,             June 30,
                                     1995      1994        1995         1994
                                ----------- ---------   ----------  ----------
Interest Income:
  Loans (including fees)         $1,155,000  $944,000   $2,223,000  $1,849,000
  Investment securities             210,000   216,000      437,000     371,000
  Federal funds sold                 85,000    32,000      127,000      94,000
                                ----------- ---------   ----------  ----------
 Total Interest Income            1,450,000 1,192,000    2,787,000   2,314,000

Interest Expense on Deposits        478,000   296,000      899,000     603,000
                                ----------- ---------   ----------   --------- -        -          -         -
Net Interest Income                 972,000   896,000    1,888,000   1,711,000

Provision for credit losses               0         0            0           0
                                ----------- ---------   ----------   ---------
Net Interest Income
  after provision for credit
  losses                            972,000   896,000    1,888,000   1,711,000

Other Income                         69,000   123,000      145,000     283,000

Other Expenses:
  Salaries & benefits               444,000   499,000      913,000   1,021,000
  Occupancy                          67,000    64,000      127,000     131,000
  Furniture & equipment              71,000    72,000      148,000     141,000
  Data processing                    34,000    32,000       65,000      67,000
  Professional services              80,000   153,000      189,000     245,000
  Other                             196,000   181,000      404,000     362,000
                                ----------- ---------    ---------  ----------

 Total Other Expenses               892,000 1,001,000    1,846,000   1,967,000
                                ----------- ---------    ---------  ----------


Income before income taxes          149,000    18,000      187,000      27,000

Income taxes                         61,000     7,000       77,000      10,000
                                 ---------- ---------     --------  ----------


Net Income                          $88,000   $11,000     $110,000     $17,000
                                 ========== =========    =========  ==========

Income per common share and
  common share equivalent             $0.15     $0.02        $0.19       $0.03
                                 ========== =========    ==========  =========


See notes to consolidated financial statements.

                  Burlingame Bancorp and Subsidiary
                Consolidated Statements of Cash Flows
                            (Unaudited)


                                        For the Three Months Ended       For the Six Months Ended
                                                  June 30,                        June 30,
                                              1995            1994            1995             1994
                                        --------------------------      ----------------------------
OPERATING ACTIVITIES:
 Net Income                                 88,000         $11,000        $110,000          $17,000
 Reconciliation to net cash provided by
  (used in) operating activities:
 Depreciation and amortization
  of premises and equipment                 79,000          82,000         160,000          159,000
 Amortization deferred loan fees            (59,000)       (34,000)       (110,000)         (61,000)
 Amortization of investment
  security premiums (discounts)             (30,000)         6,000         (68,000)          25,000
 Origination of loans held for sale        (676,000)    (1,151,000)     (2,638,000)      (2,512,000)
 Sales of loans held for sale                     0        778,000         262,000        2,139,000
 (Increase) decrease in interest
  receivable and other assets               168,000        370,000         (38,000)         461,000
 Increase (decrease) in interest
  payable and other liabilities             (30,000)        (7,000)        235,000          (89,000)
                                         ----------     ----------      ----------       ----------

    Net cash provided by (used in)
      operating activities                 (460,000)        55,000      (2,087,000)         139,000
                                         ----------     ----------      ----------       ----------

INVESTING ACTIVITIES:
 Activities in securities held-to-maturity:
  Purchases                              (1,507,000)    (1,990,000)     (1,705,000)     (10,523,000)
  Maturities                              2,700,000        500,000       6,200,000        4,600,000
 Activities in securities available-for-sale:
  Purchases                              (1,529,000)             0      (1,560,000)               0
Net loan originations, collections
  and principal repayments               (2,797,000)     1,472,000        (851,000)       4,064,000
Purchases of premises and equipment         (20,000)       (66,000)        (30,000)        (114,000)
                                         ----------     ----------       ---------       ----------
    Net cash provided by (used in)
      investing activities               (3,153,000)       (84,000)      2,054,000       (1,973,000)
                                         ----------     ----------      ----------       ----------

FINANCING ACTIVITIES:
 Net increase (decrease) in interest-
  bearing deposits                          678,000     (4,893,000)      4,360,000       (3,588,000)
 Net increase (decrease) in noninterest-
  bearing deposits                        2,563,000     (2,706,000)      2,961,000       (3,588,000)
                                         ----------     ----------      ----------       ----------

    Net cash provided by
      financing activities                3,241,000     (7,599,000)      7,321,000       (7,176,000)
                                         ----------     ----------      ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                               (372,000)    (7,628,000)      7,288,000       (9,010,000)

CASH AND EQUIVALENTS:
 Beginning of period                     11,572,000     16,406,000       3,912,000       17,788,000
                                         ----------     ----------      ----------       ----------
 End of period                          $11,200,000     $8,778,000     $11,200,000       $8,778,000
                                         ==========     ==========      ==========       ==========
OTHER CASH FLOW INFORMATION:
 Interest paid                             $521,000       $332,000        $904,000         $615,000
                                         ----------     ----------      ----------       ----------
 Taxes paid                                 $64,000        $20,000         $83,000          $20,000
                                         ----------     ----------      ----------       ----------

See notes to consolidated financial statements.



                Burlingame Bancorp and Subsidiary
            Notes to Consolidated Financial Statements
                          June 30, 1995
                           (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Burlingame Bancorp and Subsidiary at June 30, 1995 and the results of operations for the three months and six months then ended.

Certain information and footnote disclosures presented in the Company's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results through December 31, 1995.


Note 2 - New Accounting Pronouncements

On January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income
Recognition   and  Disclosure.   These  statements  address   the
accounting  and reporting by creditors for impairment  of  certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollaterialized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as consumer installment loans and loans held for sale which are measured at fair value or at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loans effective interest rate, except that as a practical expedient, the Company measures impairment based on a loans observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Companys normal internal asset review process.

Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Companys policy to place loans that are delinquent 90 days or more as to principal or interest on a nonaccrual of interest basis unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

At June 30, 1995, the Companys total recorded investment in the impaired loans was $1,107,000.for which there was a related allowance for credit losses of $205,000 determined in accordance with these Statements.

The average recorded investment in the impaired loans during the three months ended June 30, 1995 was $1,107,000. The related amount of interest income recognized during the period that such loans were impaired was $0 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $0.

Note 3 - Consolidation

The consolidated financial statements include the accounts of Burlingame Bancorp and its wholly-owned subsidiary, Burlingame Bank & Trust Co and its wholly-owned subsidiary, Burlingame Development Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4 - Commitments

The Bank has outstanding standby letters of credit of $492,000 at June 30, 1995.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding plus common stock equivalents resulting from stock options. The difference between primary and fully diluted net income per share is not significant. The weighted average number of common and common equivalent shares used in computing the net income per common share for the periods ending June 30, 1995 and 1994 was 576,974.