Form 10-Q
period 1995-09-30
BURLINGAME BANCORP
filed 1995-11-08
CIK 737269

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

                                      OR

         ()  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission File Number 0-18440


                              BURLINGAME BANCORP
                              ------------------
            (Exact name of registrant as specified in its charter)

       California                                             94-2921417
       ----------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)


                               350 Primrose Road
                            Burlingame, California
                    -------------------------------------
                   (Address of principal executive offices)

                                     94010
                                 ------------
                                  (Zip Code)


                                (415) 348-2500
                  ------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X       NO _______
                               -------

Number of shares of common stock outstanding at August 9, 1995 is 576,974.

                        PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements
         --------------------

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The sole business operation of Burlingame Bancorp (the "Company") is conducted through its wholly owned subsidiary, Burlingame Bank & Trust Co. (the "Bank"). This discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the 3 month and 9 month periods ended September 30, 1995.


         Changes in Financial Condition
         ------------------------------

During the nine month period ended September 30, 1995, deposits increased $8.4 million or 14.4% to $66.6 million. During the same period, loans increased $4.6 million or 11.5% to $44.8 million, and investment securities decreased $6.7 million or 34.3%, to $12.9 million.

During the quarter ended September 30, 1995 deposits increased $1.1 million or 1.7%, loans increased $2.1 million or 4.9%, and investment securities decreased $3.9 million or 23.3%.

Non-performing assets, including Other Real Estate owned, decreased to $1.2 million (1.5% of total assets) as of September 30, 1995, which compares with $2.1 million (3.3% of total assets) at December 31, 1994. Other Real Estate Owned totaled $32,281. The Bank's allowance for credit losses at September 30, 1995 was 2.4% of total loans compared with 4.0% at December 31, 1994.


         Earnings Summary
         ----------------

Net income for the quarter ended September 30, 1995 was $127,000, an increase of $84,000 compared with the net income of $43,000 in the same quarter a year ago. Net income per common and common equivalent share was $0.22 which compares with net income per share of $0.07 in the same quarter a year ago. For the nine months ended September 30, 1995, net income was $237,000, an increase of $177,000 compared with net income of $60,000 in the same period a year ago. Earnings per common and common equivalent share were $0.41 for the nine months ended September 30, 1995, which compares with earnings per share of $0.10 for the same period in 1994. The improved earnings during the period was due primarily to the reduced volume of non-performing assets, increase in net interest income, and improvement in the mix of earning assets.

         Net Interest Income
         -------------------

Total interest income increased $291,000 or 24.1% for the quarter as compared to the prior year. During the same period, interest expense increased $216,000 or 66.5%. Net interest income increased $75,000 or 8.5% in the third quarter compared to the same quarter in 1994. The increase is a result of an increase in earning assets. Average loans as a percentage of average earning assets was 66.6% during the quarter ended September 30, 1995, compared to 62.7% a year earlier. The average balance of lower yielding other earning assets as a percentage of average total earning assets was 33.4% during the quarter ended September 30, 1995, compared to 37.3% a year earlier.

Total interest income increased $764,000 or 21.7% for the nine month period ending September 30, 1995. During the same period, interest expense increased $512,000 or 55.2%. Net interest income increased $252,000 or 9.7% for the nine month period compared to the same period in 1994. The increase is a result of an increase in earning assets.

         Provision for Credit Losses
         ---------------------------

The Bank maintains its allowance for credit losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Bank's loan portfolio. Because of the decrease in non-performing assets and the general improvement in asset quality, the Bank recorded no additional provision to the allowance for credit losses for the nine month periods ending September 30, 1995 and 1994. Loans charged off during the nine month period totaled $598,719 in 1995 and $243,096 in 1994. Recoveries in the same period were $84,112 in 1995 and $89,315 in 1994.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The effect of adoption on the Company's financial statements was not material.


         Other Income
         ------------

Other Income consists of gain on sale of assets, service fees and other fees related to deposit accounts, escrow fees, letter of credit fees, referral fees and safe deposit box rentals. In this quarter, income from these sources was $97,000, a decrease of $100,000 from the same period in 1994. For the nine month period ended September 30, 1995, other income was $242,000 as compared to $480,000 a year earlier. The decrease is attributable primarily to reduced gains on sales of SBA loans due to the Bank's decision in 1995 not to immediately sell the guaranteed portion of all SBA loans.


         Other Expenses
         --------------

Other expenses decreased $151,000, or 15.2%, to $841,000 for the quarter ended September 30, 1995, compared to the same period in 1994. For the nine month period, other expenses decreased $272,000, or 9.2% to $2,687,000, as compared to $2,959,000 for the same period a year ago. The improvement reflects more efficient use of personnel resources and reduced costs as a result of reduced problem assets.

         Capital Resources
         -----------------

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

On June 22, 1995, the Federal Deposit Insurance Corporation (the "FDIC") terminated the order which had been entered with respect to Burlingame Bank & Trust Co. (the "Bank") and replaced it with a Memorandum of Understanding (the "MOU") with the FDIC and the California State Banking Department (the "CSBD"). The prior minimum capital requirements of the order, 9% total risk-based and 6.5% leverage, were replaced in the MOU with a 6.0% leverage ratio. As of September 30, 1995, the Bank was in compliance with all regulatory capital guidelines and requirements, with total and tier 1 risk-based capital ratios of 11.34% and 10.07%, respectively, and tier 1 leverage ratio of 8.00%.

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.


         Income Taxes
         ------------

The provision for income taxes was $88,000 for the quarter ended September 30, 1995, compared to $46,000 in the same quarter a year earlier. The provision is classified as a current tax liability for interim reporting purposes. The effective tax rate was 41% for the nine month period ended September 30, 1995, compared to 48% for the same period in 1994.


         Liquidity
         ---------

The Bank manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and deposits due from banks, unpledged short-term U.S. Government securities, adjustable rate government securities funds, money market funds, and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 29% at September, 1995, 31% at June 30, 1995, 34% at March 31, 1995, and 27% at December 31, 1994.

                          PART II - OTHER INFORMATION

ITEM 1 -  Legal Proceedings
          -----------------
                None

ITEM 2 -  Changes in Securities
          ---------------------
                None

ITEM 3 -  Defaults upon Senior Securities
          -------------------------------
                None

ITEM 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
                None


ITEM 5 -  Other Information
          -----------------
                On October 10, 1995 a definitive agreement was signed calling for Burlingame Bancorp to be acquired by The Pacific Bank of San Francisco. Upon closing of the transaction, Burlingame Bancorp and its wholly owned subsidiary, Burlingame Bank & Trust Co., will be merged into The Pacific Bank.

                The cash purchase price will be 122.3% of adjusted book value of Burlingame Bancorp at the time of closing. The transaction is estimated to be valued at $8.6 million, or approximately $12.00 per share. The consumation of the transaction is subject to various conditions including approval by the shareholders of both companies as well as regulatory approval and is scheduled to close in the second quarter of 1996.

ITEM 6 -  Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Exhibits
          ------------
               None

          (b) Report on Form 8-K
          ----------------------
               None


There are no other applicable items.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BURLINGAME BANCORP
                              ------------------
                                  Registrant


Date: October 20, 1995              /s/ Theodore H. Kruttschnitt
                                    ---------------------------------------
                                    Theodore H. Kruttschnitt
                                    Chairman and C.E.O.
                                    (Principal Executive Officer)


Date: October 20, 1995              /s/ David V. Campbell
                                    ---------------------------------------
                                    David V. Campbell
                                    President

                                   Exhibit A
                         Part I - Financial Statements

                       Burlingame Bancorp and Subsidiary
                          Consolidated Balance Sheets

                                         September 30
                                            1995            December 31
                                          (Unaudited)           1994
                                         --------------    --------------
ASSETS
Cash and due from banks                    $ 4,060,000       $ 3,512,000
Federal funds sold                           9,900,000           400,000
Short-term investments                               0                 0
                                         --------------    --------------
   Total cash and equivalents               13,960,000         3,912,000

Investment securities:
     Held to Maturity                       10,726,000        17,609,000
     Available for Sale                      2,173,000         2,030,000
Loans Held for Sale                          3,414,000         1,098,000
Loans                                       41,400,000        39,078,000
Allowance for credit losses                 (1,091,000)       (1,605,000)
Premises and equipment, net                    954,000         1,132,000
Other real estate owned                         32,000            32,000
Accrued interest receivable
    and other assets                         1,861,000         1,395,000
                                         --------------    --------------
     Total Assets                          $73,429,000       $64,681,000
                                         ==============    ==============
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Interest-bearing                      $54,360,000       $46,151,000
     Noninterest-bearing                    12,285,000        12,058,000
                                         --------------    --------------
     Total deposits                         66,645,000        58,209,000

Accrued interest payable
 and other liabilities                         578,000           537,000
                                         --------------    --------------
     Total Liabilities                      67,223,000        58,746,000
                                         --------------    --------------
Shareholders' Equity
Preferred stock - no par value
  Authorized 20,000,000 shares;
  Issued, none
Common stock - no par value
  Authorized 20,000,000 shares;
  Issued, 576,974 shares                     4,567,000         4,567,000
Unrealized loss on investment secur-
  ities available for sale, net of tax         (67,000)         (101,000)
Retained earnings                            1,706,000         1,469,000
                                         --------------    --------------
     Total Shareholders' Equity              6,206,000         5,935,000
                                         --------------    --------------
     Total Liabilities and
      Shareholders' Equity
                                           $73,429,000       $64,681,000
                                         ==============    ==============

See notes to consolidated financial statements.

                       Burlingame Bancorp and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)


                                     For the Three Months Ended              For the Nine Months Ended
                                           September 30,                           September 30,
                                       1995            1994                    1995             1994
                                  ------------------------------         --------------------------------
Interest Income:
  Loans (including fees)            $1,213,000         $949,000             $3,436,000        $2,798,000
  Investment securities                182,000          209,000                619,000           580,000
  Federal funds sold                   105,000           51,000                232,000           145,000
                                  ------------------------------         --------------------------------
 Total Interest Income               1,500,000        1,209,000              4,287,000         3,523,000

Interest Expense on Deposits           541,000          325,000              1,440,000           928,000
                                  ------------------------------         --------------------------------
Net Interest Income                    959,000          884,000              2,847,000         2,595,000

Provision for credit losses                  0                0                      0                 0
                                  ------------------------------         --------------------------------
Net Interest Income
  after provision for credit
  losses                               959,000          884,000              2,847,000         2,595,000

Other Income                            97,000          197,000                242,000           480,000

Other Expenses:
  Salaries & benefits                  467,000          470,000              1,380,000         1,491,000
  Occupancy                             68,000           69,000                195,000           200,000
  Furniture & equipment                 71,000           75,000                219,000           216,000
  Data processing                       32,000           30,000                 97,000            97,000
  Professional services                 94,000          134,000                283,000           379,000
  Other                                109,000          214,000                513,000           576,000
                                  ------------------------------         --------------------------------
 Total Other Expenses                  841,000          992,000              2,687,000         2,959,000
                                  ------------------------------         --------------------------------

Income before income taxes             215,000           89,000                402,000           116,000

Income taxes                            88,000           46,000                165,000            56,000
                                  ------------------------------         --------------------------------

Net Income                            $127,000          $43,000               $237,000           $60,000
                                  ==============================         ================================

Income per common share and
  common share equivalent                $0.22            $0.07                  $0.41             $0.10
                                  ==============================         ================================

See notes to consolidated financial statements.

                       Burlingame Bancorp and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  For the Three Months Ended         For the Nine Months Ended
                                                         September 30,                     September 30,
                                                    1995              1994             1995             1994
                                                -----------------------------     -----------------------------
OPERATING ACTIVITIES:
 Net Income                                           127,000        $43,000           $237,000        $60,000
 Reconciliation to net cash provided by
  (used in) operating activities:
 Depreciation and amortization
  of premises and equipment                            76,000         85,000            236,000        244,000
 Amortization of deferred loan fees                   (43,000)       (23,000)          (153,000)       (84,000)
 Amortization of investment
  security premiums (discounts)                       (33,000)         4,000           (101,000)        29,000
 Origination of loans held for sale                  (411,000)    (3,382,000)        (3,049,000)    (5,894,000)
 Sales of loans held for sale                         471,000      2,904,000            733,000      5,043,000
 (Increase) decrease in interest
  receivable and other assets                        (445,000)        36,000           (483,000)       497,000
 Increase (decrease) in interest
  payable and other liabilities                      (194,000)        23,000             41,000        (66,000)
                                                -----------------------------     -----------------------------
     Net cash provided by (used in)
       operating activities                          (452,000)      (310,000)        (2,539,000)      (171,000)
                                                -----------------------------     -----------------------------
INVESTING ACTIVITIES:
 Activities in securities held-to-maturity:
  Purchases                                        (2,511,000)    (3,079,000)        (4,216,000)   (13,602,000)
  Maturities                                        5,000,000      4,200,000         11,200,000      8,800,000
 Activities in securities available-for-sale:
  Purchases                                           (32,000)             0         (1,592,000)             0
  Maturities                                        1,500,000              0          1,500,000              0
Net loan originations, collections
  and principal repayments                         (1,832,000)     2,443,000         (2,683,000)     6,507,000
Purchases of premises and equipment                   (28,000)       (30,000)           (58,000)      (144,000)
                                                -----------------------------     -----------------------------
     Net cash provided by (used in)
       investing activities                         2,097,000      3,534,000          4,151,000      1,561,000
                                                -----------------------------     -----------------------------
FINANCING ACTIVITIES:
 Net increase (decrease) in interest-
  bearing deposits                                  3,849,000     (4,490,000)         8,209,000     (8,078,000)
 Net increase (decrease) in noninterest-
  bearing deposits                                 (2,734,000)     4,951,000            227,000      1,363,000
                                                -----------------------------     -----------------------------
     Net cash provided by (used in)
       financing activities                         1,115,000        461,000          8,436,000     (6,715,000)
                                                -----------------------------     -----------------------------
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                        2,760,000      3,685,000         10,048,000     (5,325,000)

CASH AND EQUIVALENTS:
 Beginning of period                               11,200,000     16,406,000          3,912,000     17,788,000
                                                -----------------------------     -----------------------------
 End of period                                    $13,960,000    $20,091,000        $13,960,000   $ 12,463,000
                                                =============================     =============================
OTHER CASH FLOW INFORMATION:
 Interest paid                                       $551,000       $349,000         $1,419,000       $932,000
                                                -----------------------------     -----------------------------
 Taxes paid                                                $0        $35,000            $83,000        $55,000
                                                -----------------------------     -----------------------------

See notes to consolidated financial statements.

                       Burlingame Bancorp and Subsidiary
                  Notes to Consolidated Financial Statements
                              September 30, 1995
                                  (Unaudited)

Note 1 - Basis of Presentation
---- -   ---------------------

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Burlingame Bancorp and Subsidiary at September 30, 1995 and the results of operations for the three months and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results through December 31, 1995.


Note 2 - New Accounting Pronouncements
-------  -----------------------------

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollaterialized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as consumer installment loans and loans held for sale which are measured at fair value or at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

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

At September 30, 1995, the Company's total recorded investment in the impaired loans was $1,121,000 for which there was a related allowance for credit losses of $207,000 determined in accordance with these Statements.

The average recorded investment in the impaired loans during the three months ended September 30, 1995 was $1,121,000. The related amount of interest income recognized during the period that such loans were impaired was $0 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $0.

Note 3 - Consolidation
----     -------------

The consolidated financial statements include the accounts of Burlingame Bancorp and its wholly-owned subsidiary, Burlingame Bank & Trust Co and its wholly-owned subsidiary, Burlingame Development Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4 - Commitments
----     -----------

The Bank has outstanding standby letters of credit of $771,000 at September 30, 1995.

Note 5 - Net Income Per Common Share
----     ---------------------------

Net income per share is calculated by using the weighted average common shares outstanding plus common stock equivalents resulting from stock options. The difference between primary and fully diluted net income per share is not significant. The weighted average number of common and common equivalent shares used in computing the net income per common share for the periods ending September 30, 1995 and 1994 was 576,974.