Form 10-K
period 1995-12-31
BURLINGAME BANCORP
filed 1996-04-01
CIK 737269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-18440

                               BURLINGAME BANCORP
                               ------------------
             (Exact name of Registrant as specified in its charter)

         CALIFORNIA                                     94-2921417
         ----------                                     ----------
  (State of Incorporation)                (I.R.S. Employer Identification No.)


              350 Primrose Road, Burlingame, California      94010
              -----------------------------------------    ----------
              (Address of principal executive offices)     (Zip Code)

                                 (415) 348-2500
                                 --------------
                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----      -----

The aggregate market value on March 11, 1996 of the common stock held by non-affiliates of the Registrant based on the average of the bid and asked price of such stock was $10.625.
               -------

The number of shares of Registrant's common stock outstanding as of March 29, 1996, equaled 576,974.

Documents Incorporated by Reference: Part III - Items 10, 11, 12 and 13 are incorporated by reference from the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.   BUSINESS
          --------
          Acquisition of the Company by The Pacific Bank
          ----------------------------------------------

          On January 25, 1996, the holders of a majority of the outstanding Common Stock of Burlingame Bancorp (the "Company") approved and adopted an Agreement and Plan of Reorganization dated as of October 10, 1995 by and among The Pacific Bank ("Pacific"), the Company and Burlingame Bank & Trust Co. (the "Bank") (the "Merger Agreement") which provides for the merger of a newly formed subsidiary of Pacific with and into the Company with the Company as the surviving corporation, followed by the merger of the Company into the Bank with the Bank as the surviving corporation, and finally the merger of the Bank with and into Pacific with Pacific as the surviving corporation (collectively, the "Merger").

          Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of the Company's no par value common stock (the "Common Stock"), exclusive of shares held by holders of Common Stock who perfect their dissenters' rights, will be converted into the right to receive a cash payment in an amount equal to 1.223 time the consolidated book value of the Company as of a date within three days preceding the Effective Time, determined in accordance with generally accepted accounting principles, subject to adjustment as set forth in the Merger Agreement. Based on currently available information, it is anticipated that the cash payment per share to the Company's shareholders, which is subject to adjustment as set forth in the Merger Agreement, will be between $11.50 and $12.50.

          The Merger is presently expected to occur on April 2, 1996. For further information about the transaction with Pacific, please see the Company's Proxy Statement which was mailed to the Company's shareholders on or about January 8, 1996.


          General Development of Business
          -------------------------------

          The following description of the Company's business should be read in light of the pending acquisition of the Company by Pacific described above. See
ITEM 1, BUSINESS --  Acquisition of the Company by The Pacific Bank.

          The Company was incorporated under the laws of the State of California on October 26, 1983, to coordinate and direct the activities necessary to organize the Bank. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") has authorized the Company to act as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company owns one hundred percent (100%) of the shares of the Bank. Except for activities related to its status as holding company of the Bank, the Company has not engaged in any other business.

          On October 10, 1995 Burlingame Bancorp announced the signing of a definitive agreement for Burlingame Bancorp to be acquired by The Pacific Bank of San Francisco. This agreement was approved by the Shareholders on January 25, 1996. Upon closing of the transaction, Burlingame Bancorp and its wholly owned subsidiary, Burlingame Bank & Trust Co., will be merged into The Pacific Bank. The cash purchase price will be 1.223 of adjusted book value at the time of closing.

          Description of Business
          -----------------------

          The Bank commenced business on March 28, 1985 and has engaged in the commercial banking business since that date with offices located at 350 Primrose Road in Burlingame, California. The Bank provides banking services primarily to residents of Burlingame, Hillsborough and San Mateo, California, and serves business clients throughout San Mateo County and, to a lesser extent, San Francisco, Santa Clara, and Alameda counties.

          The Bank's primary focus is to engage in commercial banking, serving small to medium-sized businesses, professionals and high net-worth individuals. Rather than concentrate on any specific industry, the Bank has solicited and attracted customers from a wide variety of light manufacturing, wholesaling, contracting, real estate development and service businesses, as well as professionals of every type, including attorneys, accountants, and physicians.

          Either alone or in concert with correspondent banks, the Bank offers a wide variety of credit and deposit services to its clients. Management believes that its current and prospective clients favorably respond to the individualized, tailored banking services that the Bank provides. Deposit services which the Bank offers include personal and business checking accounts, money market accounts, savings accounts, and time certificates of deposit. The Bank is a member of Star and Plus, automatic teller machine networks, which offer their clients 24-hour access to their checking accounts at over 100,000 locations nationwide and another 120,000 outside the United States. The Bank has regulatory approval to offer trust services, however, it does not offer these services at the present time.

          The Bank has developed relationships with a network of correspondent banks through which it is able to offer its clients and prospective clients a variety of commercial and international banking services which it is otherwise unable to offer by itself. The Bank has successfully developed these relationships with several correspondent banks which have participated in providing credit for a portion of the Bank's clients' borrowing needs while the Bank remains the bank of record for the clients.

          The Bank provides a variety of credit facilities for individuals and businesses including accounts receivable and inventory lines of credit, equipment loans, personal lines of credit and real estate construction loans. Consumer lending is oriented primarily to deposit clients of the Bank. Real estate loans are generally of a short-term nature for residential and commercial property purposes. The

Bank does not normally provide permanent real estate loans; however, the Bank acts as an intermediary in securing permanent financing for its clients' residential real estate loan needs. The Bank receives a percentage of the mortgage brokerage fee for this service.

          The Bank offers a Visa Gold Card account for individuals and a Visa Card account for businesses. It is not the Bank's intention to actively promote the credit card, but rather to have it available as an accommodation to existing and potential clients. Approvals of credit lines are consistent with the Bank's existing lending policies.

          The Bank is licensed by the California State Banking Department for insurance agency powers to sell Fire & Casualty and Life & Disability products. The Bank's insurance agency business was inactive during 1995, as the Bank emphasized more traditional banking business.

          Additionally, the Bank provides loans through the Small Business Administration ("SBA") to eligible borrowers in its primary service area and throughout the greater Bay Area. SBA offers full faith and credit guarantees of 80% on loans up to $100,000 and 75% on larger loans, to a maximum guaranty amount of $750,000. The Bank offers SBA loans to eligible retail, wholesale, manufacturing and service businesses to provide working capital to expand, funds to buy equipment and fixtures, cash to purchase inventory or to refinance existing short term debt, and to finance commercial real estate.

          Competition
          -----------

          In California and in the Bank's primary service area, major banks dominate the banking industry. Among the advantages which these major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. By virtue of their larger amounts of capital, such institutions have substantially greater lending limits than the Bank and perform certain functions, including international banking, which are offered only indirectly by the Bank through correspondent institutions.

          The Bank's primary service area includes the cities of Burlingame, San Mateo, and Hillsborough, California, and extends throughout San Mateo County. While there are no financial institutions in the Town of Hillsborough, there are 34 competitive commercial banking offices, including the Bank, in Burlingame and San Mateo. At June 30, 1993, amounts reported by state and federal agencies indicated that these offices held approximately $2,449,416,000 in deposits for an average of approximately $72,042,000 per office. As of June 30, 1993 the cities of Burlingame and San Mateo also had 23 offices of savings and loan associations holding approximately $1,355,325,000 in deposits for an average of approximately $58,927,000 per office.

          Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt securities, also provide competition for the Bank in the acquisition of deposits. The Bank also competes with money market funds and other money market instruments which are not subject to withdrawal limitations as are the Bank's money market savings accounts.

          From time to time, legislation is proposed or enacted which would have or has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the business of the Bank in particular. See Item 1, "BUSINESS -- Supervision and Regulation -- Legislation and Court Decisions."

          Employees
          ---------

          As of December 31, 1995 the Bank had 33 full-time officers and employees and 3 part-time officers and employees for a total of 34.5 full-time equivalents. This compares to 30 full-time and 3 part-time, or 32 full-time equivalents as of December 31, 1994.

Supervision and Regulation
- --------------------------

          The Company.  The Company, as a bank holding company, is subject to
          -----------
regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly more than 5% of the voting shares of such bank. Effective September 29, 1995, the Bank Holding Company Act permits the Company to acquire a bank located in another state, regardless of whether the transaction is prohibited under the laws of any state.

          Under the Bank Holding Company Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, except that it may engage in certain activities which, in the opinion of the Federal Reserve Board, are so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations the Federal Reserve Board considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects. Although the future scope of permitted activities is uncertain and cannot be predicted, the major nonbanking activities that have been permitted to bank holding companies, with certain limitations, are: making or acquiring loans; operating industrial loan companies; servicing loans; leasing real and personal property; selling money orders; performing trust services; providing securities brokerage services, investment and financial advice, real estate appraisals, data processing services, tax services, certain insurance services, courier services and management consulting advice to depository institutions; arranging commercial real estate equity financing; underwriting and dealing in government obligations, certain money market instruments and, to a limited extent, other securities; private placement of debt and equity securities; providing foreign exchange advisory and transactional services; acting as a futures commissions merchant; and operating a collection agency. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such activities. The Federal Reserve Board's approval must be obtained before the shares of any such company can be acquired.

          The Company's primary prospective source of income is the receipt of dividends from the Bank. The Bank's ability to make such payments to the Company is subject to statutory and regulatory restrictions.

          As a bank holding company, the Company is required to file reports with the Federal Reserve Board and to provide such additional information as the Federal Reserve Board may require. The Federal Reserve Board also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

          A bank holding company and its subsidiaries, other than the Bank, are affiliates of the Bank and are subject to certain restrictions which limit the extent to which a bank can supply funds to the holding company or to its other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of the Bank and its subsidiaries does not exceed 10% of the Bank's capital stock and surplus on a per affiliate basis, or 20% of the Bank's capital stock and surplus on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and a bank and its subsidiaries generally may not purchase a low-quality asset, as that term is defined in Section 23A(b)(10) of the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a bank subsidiary of the holding company unless the loans are secured by marketable collateral of designated amounts.

          The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a client obtaining other services provided by it, the Company or any other subsidiary or on a promise by the client not to obtain other services from a competitor.

          The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by and may be required to file reports with the California Superintendent of Banks. Regulations have not yet been adopted to implement the Superintendent's powers under this statute.

          Other Regulatory Matters.  On August 25, 1992, the Bank entered into
          ------------------------
an agreement with the Federal Deposit Insurance Corporation pursuant to which the Bank agreed to the entry of an order by the FDIC which requires the Bank to refrain from engaging in certain banking practices and to take affirmative action to improve its condition and operations. In a related matter, on August 24, 1992, the Company entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco.

          As a result of overall improvement in the Bank's condition, during April 1995 the FDIC lifted the 1992 order and entered into a Memorandum of Understanding.

          The Bank.  As a California state-licensed bank, the Bank is subject to
          --------
regulation, supervision and regular examination by the California State Banking Department. In addition, the Bank is subject to regulation, supervision and regular examination by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 for each insured deposit.

          The regulations of these various agencies govern most aspects of the Bank's business, including required reserves on deposits, investments, loans, certain of its check clearing activities, issuance of securities, payment of dividends, opening of branches and numerous other areas.

          Various requirements and restrictions under the laws of the United States and the State of California affect the operation of the Bank. Federal regulations include requirements to maintain noninterest-bearing reserves against deposits, limitations on the nature and amount of loans which may be made and restrictions on payment of dividends. The California Superintendent of Banks (the "Superintendent") regulates the number and locations of the branch offices of banks. California law exempts banks from the usury laws.

          Dividends.  The Board of Directors of a California licensed commercial
          ---------
bank, like the Bank, may declare a cash dividend, subject to California law which restricts the amount available for cash dividends by banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may be paid out of net income for such bank's last preceding fiscal year upon the prior approval of the Superintendent.

          Under the Financial Institutions Supervisory Act, the FDIC also has authority to prohibit a bank from engaging in business practices which it considers to be unsafe or unsound. As stipulated to in the Company's Memorandum of Understanding with the Federal Reserve Bank of San Francisco, the Company may not declare or pay any shareholder cash dividends without 15 days prior notice to the Reserve Bank. Similarly, the Bank, under its regulatory order, agreed to seek approval of the FDIC prior to declaring dividends. See Other Regulatory
                                                             ----------------
Matters, page 6.
- -------

          In light of the pending merger with Pacific, no cash dividends by the Bank to the Company are anticipated.

          Impact of Monetary Policies.  Banking is a business which depends on
          ---------------------------
interest rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its clients and on securities held in the Bank's portfolio comprises the major portion of the Bank's earnings.

          The earnings and growth of the Bank are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and adjustments to the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on the Bank's business and earnings cannot be predicted.

          Legislation and Court Decisions.  From time to time new legislation is
          -------------------------------
adopted or a court case decided, which increases the cost of doing business, limits or expands permissible activities, or affects the competitive balance between banks and other financial institutions.

          Within the past five years, court decisions have been made, and a number of laws passed which have had the effect of lessening the distinctions between financial institutions and increasing competition in the financial services market place.

          In addition to legislative actions which have resulted in the equalization of competitive advantages among financial institutions, the federal agencies have acknowledged that the banking environment is rapidly changing and the lines of demarcation between banking, commerce and financial services have become increasingly ill-defined.

          Because of the limited experience under the new laws and court decisions, it is impossible to predict with any degree of accuracy the competitive impact which they will have on banking in general and the business of the Bank and the Company in particular. However, if the limited experience is any indication, there appears to be a lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services, and it is anticipated that banks will experience increased competition for deposits and loans and increases in their cost of funds.

          Effective January 1, 1991, California law authorized any out-of-state bank holding company to acquire a California bank provided similar rights are accorded to California bank holding companies. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") extends the right of a bank holding company to purchase out-of-state banks to all states as of September 29, 1995. It also permits banks to merge with banks in another state and operate the offices in the other state as branches beginning June 1, 1997, unless both states opt out of interstate branching. The Interstate Banking Act also eliminates any federal prohibition against states that pass legislation to permit banks to establish new branches across state lines, effective June 1, 1997. In the event that many large out-of-state bank holding companies take advantage of this law, and acquire California banks, it could further increase the competition for deposits and loans which the Bank currently faces.

          On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. FDICIA is intended to reform the financial services system in terms of safety and soundness (providing for several supervisory and accounting changes), customer and consumer protection, and FDIC supervision and regulation. FDICIA also required the federal banking agencies to revise risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of non-traditional activities. Several regulations were implemented regarding these items during the past year, and others are anticipated in the future.

Some of the methods of evaluating risk as implemented by regulations during the past year are qualitative, including a bank's ability to manage concentration of credit risk, thus causing some uncertainty in evaluations of risk by federal agencies. The changes required by FDICIA are expected to increase the costs of the Bank's operations and possibly to restrict activities in which the Bank might otherwise engage. The overall impact of these changes on the Bank cannot be predicted, however.

          The Community Development Banking and Financial Institutions Act of 1994 (the "Development Act"), effective January 1, 1995, provides for Deposit insurance credits for certain loans and technical assistance to, and equity investments in, Community Development Financial Institutions. It also regulates closed-end home equity loans for which the annual interest rate exceeds certain rates, or where points and fees exceed certain amounts. These loans are subject to additional reporting and disclosure requirements. The Development Act also addresses the creation of markets in small business debt, requirements regarding the deduction and reporting of money laundering, and the reduction of regulatory burdens. The changes required by the Development Act are expected to increase the costs of the Bank's operations; the overall impact cannot be predicted, however.

          Regulations promulgated under existing legislation have been recently adopted or amended which could affect the business of the Company or the Bank including the placing of limits on investment activities of federally insured state chartered banks and the implementation of risk-based insurance premiums. Other regulations which could affect the business of the Company or the Bank have been adopted including regulations regarding a reduction in the scope of deposit insurance for certain pension and other employee benefit plan accounts, a requirement for federally insured state chartered banks that would limit their ability to engage in any activity not permitted for national banks, subject to certain exceptions, and a requirement for state banks to pay fees for federal examinations. Legislation was enacted as part of the Omnibus Budget Reconciliation Act of 1993 which establishes requirements for certain banks to value loans held for resale in the secondary market at their fair market values. In connection with these requirements, the Internal Revenue Service has promulgated regulations which may subject banks involved in selling loans in the secondary market to increased reporting and disclosure requirements. The overall impact of these changes on the Bank cannot be predicted.

          Other legislation has been or may be proposed by the United States Congress and the California Legislature which could affect the business of the Company or the Bank. Proposals are presently pending before the United States Congress which call for reforms to be made to the financial institutions regulatory framework, the consolidation of regulatory agencies, the merger of banking and commerce activities through financial services holding companies, and Community Reinvestment Act revisions and regulations related to the Community Reinvestment Act. It cannot be predicted whether any proposed legislation or regulations will be adopted or the effect such legislation or regulations may have on the business of the Company or the Bank.

ITEM 2.   PROPERTIES
          ----------

          The Company and the Bank share principal offices in a modern six story office building at 350 Primrose Road, Burlingame, California. The premises are leased by the Bank and primarily consist of approximately 9,300 square feet of ground floor interior space and 2,800 square feet of exterior space for client parking. The lease for this space expires in the year 2002. The Bank will have the option to extend the term of the lease for three additional ten year periods upon the expiration of its original term at a monthly rent based on fair rental value. Additionally, the Bank leases approximately 300 square feet of space on the third floor at 330 Primrose Road, Burlingame, which houses certain files and records, on a month to month tenancy, with a 30 day written termination notice.

          The Company believes that its facilities are well maintained and are adequate to meet its current space requirement.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Neither the Company nor the Bank is involved in any litigation which it believes will materially and adversely affect its financial condition or results of operation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          ----------------------------------------------------------------
          MATTERS
          -------

          There is no established public trading market for the Company's common stock. Prudential Securities, Inc. and Hoefer & Arnett, Inc. act as market makers for the common stock for such occasional trades as may occur. Based on information gathered by the Company from a variety of sources, which information the Company believes to be accurate, the following table sets forth the range of high and low bids for the common stock for 1995 and 1994:

                      1995                   1994
Quarter ended     High    Low            High    Low
                 ------  ------         ------  ------
March 31         $ 5.25  $ 4.75          $4.50   $4.00
June 30            6.25    5.50           4.00    4.00
September 30      10.00    6.75           4.25    4.00
December 31       10.25   10.00           4.75    4.50

          The information described above reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          As of December 31, 1995 there were 228 holders of record of the common stock of the Company. There are no other classes of common equity outstanding. The Company has neither declared nor paid any cash dividends to date. The Company's ability to pay cash dividends is restricted. See ITEM 1, "BUSINESS -- Supervision and Regulation". While the historical policy of the Bank and the Company has been not to pay cash dividends, stockholders of the Company will receive a cash payment in exchange for their shares in the Company upon the Merger with Pacific. See Item 1, "BUSINESS -- Acquisition of the Company by The Pacific Bank."

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

          The following table presents a summary of selected consolidated financial data for the Company for the five years in the period ended December 31, 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. During 1993, the banking regulatory agencies issued a joint statement which permits the reclassification of in-substance foreclosures to loans. Accordingly, $1,063,000 of in-substance foreclosures classified as Other Real Estate Owned at December 31, 1992 were reclassified to Loans. No adjustment to net income for the period ended December 31, 1992 was required.

                                              (Dollars in Thousands
                                              Except Per Share Data)

                                 1995       1994       1993       1992       1991
                                 ----       ----       ----       ----       ----
Results of Operations
  Interest income              $  5,913   $  4,801   $  5,387   $  7,505   $  9,218
  Interest expense               (2,029)    (1,284)    (1,547)    (2,535)    (4,252)
                               --------   --------   --------   --------   --------
  Net interest income             3,884      3,517      3,840      4,970      4,966
  Provision for credit losses        68          0     (2,295)    (1,850)      (207)
  Other income                      569        666      1,014        793        524
  Other expense                  (3,670)    (3,939)    (4,170)    (3,838)    (3,533)
                               --------   --------   --------   --------   --------
  Income (loss) before tax(1)       851        244     (1,611)        75      1,750

  Income taxes                     (133)      (100)       443        (34)      (724)

  Cumulative effect of
   change in accounting method        0          0         33          0          0
                               --------   --------   --------   --------   --------
  Net income (loss)            $    718   $    144   $ (1,135)  $     41   $  1,026
                               ========   ========   ========   ========   ========
Income (loss) Per Common Share
 and Common Share Equivalents
  Primary:
    Income (loss) before       $   1.19   $   0.25   $  (2.03)  $   0.07   $   1.69
     cumulative effect of
     change in accounting
     method
  Cumulative effect of change
     in accounting method           .00        .00        .06        .00        .00
                               --------   --------   --------   --------   --------
  Net Income (loss) per share  $   1.19   $   0.25   $  (1.97)  $   0.07   $   1.69
                               ========   ========   ========   ========   ========
  Fully diluted:
    Income (loss) before       $   1.14   $   0.25   $  (2.03)  $   0.07   $   1.69
     cumulative effect of
     change in accounting
     method
  Cumulative effect of change
     in accounting method           .00        .00        .06        .00        .00
                               --------   --------   --------   --------   --------
  Net Income (loss) per share  $   1.14   $   0.25   $  (1.97)  $   0.07   $   1.69
                               ========   ========   ========   ========   ========
Average common shares and
 common share equivalents
 outstanding (primary)          603,904    576,974    576,974    573,841    606,312
Average common shares and
 common share equivalents
 outstanding (fully diluted)    630,602    576,974    576,974    573,841    606,312

                                  (Dollars in Thousands)

Balances at December 31            1995       1994       1993       1992       1991
                                   ----       ----       ----       ----       ----
  Assets                       $ 76,075   $ 64,681   $ 75,608   $ 91,509   $ 94,165
  Loans, net                     46,723     38,571     42,913     63,181     77,824
  Deposits                       68,665     58,209     69,285     84,152     84,520
  Shareholders' equity            6,690      5,935      5,864      7,027      6,949

Average Daily Balances
  Assets                       $ 70,994   $ 71,707   $ 82,044   $ 91,858   $ 89,293
  Loans, net                     41,828     39,049     52,814     73,079     77,118
  Deposits                       63,932     65,383     74,681     84,207     82,315
  Shareholders' equity            6,336      5,943      6,771      7,134      6,204

(1) Income (loss) before tax and cumulative effect of a change in accounting method in 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          The following discussion and analysis should be read in light of the pending merger in which the Company and the Bank will cease to exist and Pacific will survive. See ITEM 1, "Business --Acquisition of the Company by The Pacific Bank."

          The following discussion and analysis should also be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and the selected financial data contained elsewhere in this report. Operating results for 1995 are compared here to the results for 1994. Results for 1994 are compared to the results for 1993.

Summary of Financial Results
- --------------------------------------------------------------------------------

          Net income for 1995 was $718,000 compared to net income for 1994 of $144,000. Net income for 1994 was $144,000 compared to a net loss of $1,135,000 in 1993.

          Net income per common share was $1.14 (fully diluted) in 1995, compared with net income per common share of $0.25 in 1994, and net loss per share of $1.97 in 1993. 1993 net loss was favorably affected by $33,000, or $0.06 per share, due to the cumulative effect of a change in accounting method as a result of adopting Statement of Financial Accounting Standard #109 "Accounting for Income Taxes" on January 1, 1993.

          The return on average total assets was 1.01% in 1995 compared with 0.20% in 1994 and (1.38%) in 1993. Return on average shareholders' equity was 11.33% on average equity of $6,336,000 in 1995 compared with 2.42% on average equity of $5,943,000 in 1994 and (16.8%) on average equity of $6,771,000 in 1993.

          The improvement in earnings in 1995 was due to improved loan quality and its impact on the provision for credit losses, reduction in the effective tax rate due to the realizability of certain deferred tax assets, increases in net interest margin, and rising interest rates and economic conditions within the Bank's market area. The 1993 net loss was primarily due to loan losses as a result of the weak economy in the Bank's service area. Additional factors affecting net income are non-interest income and non-interest expenses. A more detailed discussion of these factors follows.

Net Interest Income
- --------------------------------------------------------------------------------

          Net interest income, the difference between interest earned on loans (including loan fees) and investments, and interest paid on deposits and borrowings, is the principal component of the Bank's earnings. The primary factors to be considered in analyzing net interest income are the nature and volume of earning assets held during the year, the rates earned on such assets, the mix of interest-bearing liabilities which fund earning assets and the rates paid on them, and the amounts of non-interest bearing assets and liabilities.

          Net interest income was $3,884,000 in 1995, up  10.4% from $3,517,000 in 1994.  Net interest income in 1994 was $3,517,000, down 8.4% from $3,840,000 in 1993. The increase in net interest income in 1995 was due to rising interest rates and an increase in earning assets and the decrease in net interest income in 1994 was due to a decrease in earning assets from 1993.

          The average yield on earning assets decreased from 7.38% in 1993, to 7.36% in 1994, and increased to 9.01% in 1995, generally following market rates. The average rate paid on interest bearing liabilities declined from 2.53% during 1993, to 2.44% during 1994, and increased to 3.92% during 1995. The net yield on earning assets, defined as net interest income divided by average earning assets, increased from 5.26% in 1993, to 5.39% in 1994, and 5.92% in 1995.

          The following tables detail the principal components of the change in net interest income. The first table presents information concerning the Company's average balances (computed using daily balances) and the related yields earned and rates paid on those balances, for the years ended December 31, 1995, 1994 and 1993. The second table presents the impact of the changes in the volume of balances and the changes in the rates on net interest income for 1995 compared with 1994, and 1994 compared with 1993. Changes due to a combination of volume and rate changes have been allocated to the rate and volume categories based upon the respective changes in average balances and average rates.

          Average Balance Sheet, Interest Income/Expense, and Yields
                            (Dollars in Thousands)

                               ---------------------------------------------------------------------------------------------------
                                            1995                              1994                              1993
                                Average    Income/    Average     Average    Income/    Average     Average    Income/    Average
                                Balance    Expense      Rate      Balance    Expense      Rate      Balance    Expense      Rate
                              --------------------------------- --------------------------------- --------------------------------
Assets:
Interest-earning Assets:
Federal Funds sold
 and short term investments      $6,879       $396      5.76%      $5,462       $214      3.91%      $5,929       $173      2.92%
Interest-earnings
 deposits in other
 financial institutions               0          0      N/A           195          5      2.69%         500         16      3.20%
Investment securities
 (taxable)                       15,369        794      5.17%      18,711        809      4.32%      12,320        475      3.86%
Municipal securities
 (non-taxable)                      184          9      5.14%         184          9      5.14%          86          4      5.15%
Loans (1)(2)                     43,200      4,714     10.91%      40,722      3,764      9.24%      54,171      4,719      8.71%
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Total Interest-Earning
 Assets                         $65,632     $5,913      9.01%     $65,274     $4,801      7.35%     $73,006     $5,387      7.38%
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Allowance for Credit Loss        (1,372)                           (1,673)                           (1,357)
Cash and Due From Banks           3,821                             5,434                             6,743
Premises and Equipment            1,013                             1,256                             1,283
Other Real Estate Owned             216                               175                               906
Other                             1,684                             1,241                             1,463
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Total Average Assets            $70,994                           $71,707                           $82,044
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Interest-bearing
 Liabilities:
Demand deposits                  $8,985       $207      2.30%     $13,028       $219      1.68%     $11,255       $232      2.06%
Savings deposits                 25,155        912      3.63%      27,214        712      2.62%      33,897        918      2.71%
Time deposits                    17,615        908      5.15%      12,413        353      2.84%      15,951        397      2.49%
Other Borrowings                     23          2      5.57%           0          0      N/A             0          0      N/A
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Total Interest-Bearing
Liabilities                     $51,778     $2,029      3.92%     $52,655     $1,284      2.44%     $61,103     $1,547      2.53%
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Demand Deposits                 $12,154                           $12,728                           $13,578
Other Liabilities                   726                               381                               592
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Total Liabilities                64,658                            65,764                            75,273
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Shareholders' Equity              6,336                             5,943                             6,771
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Total Average
 Liabilities & Equity           $70,994                           $71,707                           $82,044
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------
Net Interest Income
 and Margin                                 $3,884      5.92%                 $3,517      5.39%                 $3,840      5.26%
- ----------------------------   --------   --------   --------    --------   --------   --------    --------    -------   --------

(1) Average loans include nonaccrual loans and are net of average deferred loan fees of $367,000, $230,000, and $180,000, in 1995, 1994, and 1993
    respectively.

(2) Loan interest income includes amortization of loan fees of $112,000, $135,000, and $204,000 in 1995, 1994, and 1993, respectively.

                Change in Interest Income and Interest Expense
                            (Dollars in Thousands)

                                         Increase(Decrease)                   Increase(Decrease)
                                            1995 vs 1994                         1994 vs 1993
                                      --------------------------------------------------------------
                                       Volume      Rate      Total      Volume      Rate      Total
                                      --------    ------    -------    --------    ------    -------
Interest-earning Assets:

Federal Funds Sold
 and short term investments              $64       $118       $182       ($14)       $55       $41
Interest earning deposits                 (5)         0         (5)       (11)         0       (11)
Investment securities                   (149)       134        (15)       276         58       334
Municipal securities                       0          0          0          5          0         5
Loans, including fees                    239        711        950     (1,243)       288      (955)
                                         ---        ---        ---     -------       ---      -----

                                        $149       $963     $1,112      ($987)      $401     ($586)
                                        ----       ----     ------      ------      ----     ------
Interest-bearing Liabilities:

Federal Funds purchased                   $2         $0         $2         $0         $0        $0
Demand deposits                          (69)        57        (12)        34        (47)      (13)
Savings deposits                         (54)       254        200       (175)       (31)     (206)
Time deposits                            180        375        555        (95)        51       (44)
                                         ---        ---        ---        ----        --       ----

                                         $59       $686       $745      ($236)      ($27)    ($263)
                                         ---       ----       ----      ------      -----    ------
Net interest income                      $90       $277       $367      ($751)      $428     ($323)
                                         ---       ----       ----      ------      ----     ------

Earning Assets
- --------------------------------------------------------------------------------

          Loans:  The largest component of interest-earning assets, average
          -----
total loans, increased $2,478,000 in 1995, decreased $13,449,000 in 1994, and decreased $20,279,000 in 1993. The decrease in net interest income in 1994 and 1993 was primarily related to the reduced volume of earning assets. Average interest-earning assets (consisting of loans, federal funds, and other investments) increased in 1995 to $65,632,000 compared to $65,274,000 in 1994 and $73,006,000 in 1993. The average rate on interest earning assets declined from 7.38% in 1993, to 7.36% in 1994, and increased to 9.01% in 1995.

          The Bank's portfolio is centered in commercial lending to small and medium-sized businesses and, to a lesser degree, residential real estate construction loans. The Bank's loan clients are located primarily in Burlingame, San Mateo, and Hillsborough, and throughout San Mateo County. Real estate construction loans represented 13% of total loans at December 31, 1995, all of which were for residential projects. In addition, 4% of the Bank's loans were real estate mortgage loans secured by residential properties, and 3% were installment loans. Although 68% of the Bank's portfolio were commercial loans, the Bank's loans are not materially concentrated in any particular industry.
SBA loans at December 31, 1995 represented 12% of the portfolio and were primarily real estate secured. Generally, real estate loans were secured by real property, and commercial and other loans were secured by business or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

          The following table presents the composition of the loan portfolio at the end of each of the last five years:


(Dollars in thousands)           1995      1994      1993      1992      1991
- ----------------------           ----      ----      ----      ----      ----
Commercial                     $32,377   $25,237   $31,896   $44,912   $51,421
Real Estate-const.               6,385     5,915     5,611    13,469    21,377
Real Estate-mortgage             1,653     2,513     3,525     2,995     4,116
Installment loans to             1,531     1,158       892       415       731
 individuals
SBA-held for sale                    0     1,098         0     1,103       644
SBA-held for invest              5,710     4,255     2,738     1,267       656

- ------------------------------------------------------------------------------
Total loans                     47,656    40,176    44,662    64,161    78,945

Allowance for
 credit losses                    (933)   (1,605)   (1,749)     (980)   (1,121)
- ------------------------------------------------------------------------------

Loans - net                    $46,723   $38,571   $42,913   $63,181   $77,824
==============================================================================

          Average loans increased $2,478,000 during 1995, compared to a decrease of $13,449,000 during 1994. The increase in 1995 reflected the Bank's success in obtaining new loan clients and an increase loan demand in the Bank's market area. The decrease in 1994 reflected the Bank's success in obtaining payoff/paydown of loans which the Bank deemed not worthy of renewal or extension and a reduced loan demand in the Bank's market area. Average commercial loans decreased $940,000 during 1995 and $9,150,000 during 1994, and constituted 61% of average total loans for 1995 and 68% during 1994. In 1993, average commercial loans decreased $15,801,000, and represented 68% of average total loans for the year. Average real estate construction loans increased $1,824,000 in 1995 compared to decreases of $5,514,000 in 1994 and $6,572,000 in 1993.
Construction loans represented 14% of average total loans in 1995, compared to 10% in 1994, and 18% in 1993. These loans are concentrated in residential construction, and typically involve higher loan fees and shorter terms than other types of loans. Real estate mortgage loans decreased $2,332,000 on average in 1995, compared to a decreases of $746,000 on average in 1994 and an increase of $1,306,000 during 1993, representing 5%, 11% and 9% of average total loans, respectively. Average SBA loans grew $3,475,000 in 1995 over 1994, $1,400,000 in 1994 over 1993, and $977,000 in 1993, and represented 17% of average total loans in 1995, 9% of average total loans in 1994 and 4% of average total loans in 1993. Other categories of loans decreased somewhat from 1993 to 1994 to 1995, as the Bank continued a shift to increased lending to commercial businesses.

          Average loans as a percentage of average earning assets was 66% in 1995, compared to 62% in 1994, and 74% in 1993. The yield on average total loans was 10.91% in 1995, compared with 9.24% in 1994, and 8.71% in 1993. The majority of the Bank's loans were tied to the Bank's base rate, which typically followed the prime lending rates of major banks. Market interest rates rose five times during 1994 from 6.50% to 9.00%. Market interest rates increased once and decreased twice during 1995. The Bank's average base rate was 9.33% during 1995 compared with 7.64% during 1994 and 6.50% during 1993.

          The following table sets forth the interest rate sensitivity and the maturity schedule for the loan portfolio as of December 31, 1995:


(Dollars in thousands)                      Total
- --------------------------------------------------
One Year or less:
Floating rate                              $44,821
Fixed rate                                   1,683
Two to five years:
Floating rate                                   93
Fixed rate                                   1,046
After five years:
Floating rate                                    0
Fixed rate                                      13
Total                                      $47,656
==================================================

     Investments:  The average balance of Federal Funds sold, other short-term
     -----------
investments, and investment securities was $22,432,000 in 1995 compared with $24,552,000 in 1994 and $18,835,000 in 1993. These investments are maintained to meet the Bank's liquidity needs, as well as for pledging requirements on bankruptcy and public deposits, where the Bank is required to maintain collateral on those deposits over $100,000. The average balance of these earning assets as a percentage of average total earning assets decreased to 34% during 1995, compared with 38% during 1994, and 26% during 1993. The yield on the Bank's investments was 5.35% in 1995, compared with 4.22% in 1994, and 3.55% in 1993, generally following the trend of market interest rates described above.

          During the fourth quarter of 1994, Community Assets Management, Inc. liquidated the U.S. Government Money Market Fund ("Fund"), in which the Bank had invested $2,000,000. As of December 31, 1994, shareholders of the Fund, including the Bank, had received $0.961 for each $1.00 invested in the Fund.
The Bank's loss in principal amounted to approximately $69,000, which was charged to other expense.

          Information regarding the book value of investment securities as of December 31, 1995 and 1994 is set forth in Note 3 of the Company's financial statements. The following table summarizes the maturity and weighted average yield on investment securities at December 31, 1995:

                           Book      Weighted
(Dollars in thousands)     Value   Average Yield
- ------------------------------------------------
U.S Treasury
    Within one year       $10,084           5.29
    One to two years        1,997           4.90
    Two to five years
Municipal
    Over 10 years             184           5.10
Mutual Funds
    Within one year         2,209           5.59
Total                     $14,474           5.24
================================================

Funding
- --------------------------------------------------------------------------------

          Interest and non-interest bearing deposits represent the Bank's primary source of funds. In 1995 and 1994, total demand deposits, money market checking and savings deposits decreased on average over the prior year, while time deposits increased. In 1992, all categories of deposits, except time deposits, increased on average. Total average deposits decreased in 1995 to $63,932,000 from $65,383,000 in 1994, and decreased in 1994 from $74,681,000 in
1993. The following table sets forth the average amount of and average rate paid on deposits during 1995 and 1994:

(Dollars in thousands)         1995            1994
- ------------------------------------------------------------
                             Average         Average
                          Balance  Rate   Balance  Rate
Non-interest
   bearing demand         $12,154   n/a   $12,728   n/a
Interest bearing
   demand                   8,985  2.30%   13,028  1.68%
Savings                    25,155  3.63%   27,214  2.62%
Time                       17,615  5.15%   12,413  2.84%
Other Borrowings               23  5.57%        0   n/a
- ------------------------------------------------------------
Total                     $63,932         $65,383
============================================================

          The Bank's internal policy does not permit the purchase of brokered deposits, but focuses instead on developing an overall banking relationship with its clients. Substantially all of the Bank's deposits originate in San Mateo County and surrounding communities. Other than bankruptcy deposits, no material portion of the Bank's deposits has been obtained from a single source. The Bank's bankruptcy deposits increased during 1994 to $10,300,000 by year-end, or 17% of total deposits, and increased during 1995 to $15,246,000, or 21% of total deposits by December 31, 1995. On average, bankruptcy deposits constituted 14.4% during 1994 and 18.5% during 1995. The following table summarizes the maturities of certificates of deposit of $100,000 or more outstanding at December 31, 1995:

(Dollars in thousands)
- ----------------------------------------------------------
Three months or less             $ 6,553
Three to six months                3,489
Six to twelve months                 400
Over twelve months                     0
- ----------------------------------------------------------
Total                            $10,442
==========================================================

          Non-interest bearing demand deposits on average represented 19%, 19%, and 18% of total average deposits for the years ending December 31, 1995, 1994, and 1993, respectively. At December 31, 1995, non-interest bearing demand deposits were 20% of total deposits.

Net Yield
- --------------------------------------------------------------------------------

          The net yield on average earning assets was 5.92% in 1995, compared with 5.39% in 1994, and 5.26% in 1993. The increase from 1994 to 1995 and the increase from 1993 to 1994 followed the general trend in overall market interest rates. As previously discussed, a majority of the Bank's loans reprice immediately with a change in the Bank's base rate, which generally follows prime rate changes. However, the impact of rate changes on deposits is spread over several months, as they reprice over a longer time period, and are more subject to competitive pressures. The sensitivity of the earnings of the Bank to interest rates is discussed in more detail in the section entitled "Interest Rate Sensitivity".

Credit Quality
- --------------------------------------------------------------------------------

          The responsibility for the loan policy of the Bank resides with the Bank's Senior Credit Officer under the supervision of the President and the Directors' Loan Committee. The Senior Credit Officer is responsible for ensuring that the loan portfolio is maintained in compliance with the written loan policy, and all relevant regulations and statutes. He reviews all loans approved by individual account officers to ensure compliance with Bank loan policy and supervises all loans classified adversely by the regulatory examiners, or those considered to be a problem by an account officer.

          Management strives to control the level of loan charge-offs through its emphasis on credit quality in the loan approval process as well as active credit administration and monitoring. The Bank has contracted the services of an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Problem loans are actively followed by senior management.

          Management's evaluation of the adequacy of the allowance for credit losses is based on an ongoing review of the loan portfolio, an assessment of the impact of forecasted economic conditions, and other relevant factors.
Management believes that the allowance is adequate to absorb losses that may arise from the loan portfolio; however, subsequent changes in facts or circumstances could result in credit losses which could be significant in relation to the amount of the allowance.

          The table which follows summarizes the activity in the allowance for credit losses for the last five years:

(Dollars in thousands)            1995      1994      1993      1992      1991
- -------------------------------------------------------------------------------
Balance, January 1              $ 1,605   $ 1,749   $   980   $ 1,121   $   908
Charge-offs:
   Commercial                      (184)     (108)   (1,576)   (1,786)     (165)
   Real Estate-const                  0         0      (115)     (270)      (28)
   Real Estate-mortgage            (426)     (133)        0         0         0
   Installment loans to
      individuals                   (56)        0       (60)        0        (3)
SBA                                 (43)       (2)        0       (33)        0
                              -------------------------------------------------
                                   (709)     (243)   (1,751)   (2,089)     (196)
                              -------------------------------------------------
Recoveries:
   Commercial                        50        56       218        91       196
   Real Estate-const                  0         0         2         0         0
   Real Estate-mortgage              52        36         0         7         0
   Installment loans to
      individuals                     0         5         5         0         6
   SBA                                3         2         0         0         0
                              -------------------------------------------------
                                    105        99       225        98       202
                              -------------------------------------------------

Net (charge-offs) recoveries       (604)     (144)   (1,526)   (1,991)        6

Provision for credit losses         (68)        0     2,295     1,850       207
- -------------------------------------------------------------------------------
Balance, December 31            $   933   $ 1,605   $ 1,749   $   980   $ 1,121
===============================================================================

Average amount of loans
   outstanding                  $43,200   $40,722   $54,171   $74,450   $78,104
Total loans as of
   December 31                   47,656    40,176    44,662    64,161    78,945
Net charge-offs as a
   % of average loans              1.40%     0.35%     2.82%     2.67%     (.01%)
Allowance for credit loss
   as % of year-end loans          1.96%     3.99%     3.92%     1.53%     1.42%
Allowance for credit loss
   as % of Impaired Assets        89.54%    76.10%    50.99%    33.42%   351.41%

          The Bank reduced its allowance for credit loss by $68,000 with a corresponding reduction in the provision for loan losses due to substantial improvement in the asset quality in the loan portfolio. The Bank provided $2,295,000, and $1,850,000, in 1993 and 1992, respectively, because several of the Bank's borrowers, especially those in the real estate industry, experienced adverse effects from the lengthy recession.

          Potential impaired loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Management generally places loans on nonaccrual status when they become 90 days past due except when well secured and in the process of collection. Loans are charged off when in the opinion of management, collection appears unlikely. Restructured loans are those where management has granted a concession on the interest rate or original payment schedule to the borrower, due to financial difficulties of the borrower. During 1995, the additional interest income that would have been recorded on impaired loans if these loans had been current the entire year was $161,000.
The interest income that was recognized on these loans in 1995 was $0. The following table summarizes nonaccrual loans, loans past due 90 days and still accruing, and restructured loans at each year end:

(Dollars in thousands)      1995    1994    1993    1992   1991
- ----------------------------------------------------------------
Nonaccrual loans           $1,042  $2,005  $3,430  $2,932  $ 319
Accruing loans past due
   90 days or more              0     104     926     786    300
Restructured loans              0       0      11      21     32
- ----------------------------------------------------------------
Total                      $1,042  $2,109  $4,367  $3,739  $ 651
================================================================

          As of year-end 1995 the $1,042,000 of impaired loans was comprised of one construction real estate loan. During 1994 $1,758,000, or 88% was one construction real estate loan, $100,000, or 5%, was one loan secured by other real estate, and $147,000, or 7%, was one unsecured loan.

          It is the policy of management to maintain the allowance for credit losses at a level which management believes adequate for known and future risks inherent in the loan portfolio. Management believes that the provision for credit losses during 1995, and the allowance for credit losses at December 31, 1995, are prudent and warranted, based on information then available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty. Although management evaluates the adequacy of the allowance for credit losses on an overall basis, the following table presents an estimated allocation by specific categories of loans at December 31, 1995 and 1994:


                                1995                        1994
                  --------------------------------------------------------
                      Allocation    Loans As A    Allocation    Loans As A
                     of Allowance   Percent of   of Allowance   Percent of
Type of Loan           Balance     Total Loans     Balance     Total Loans
- ------------           -------     -----------     -------     -----------
Commercial                 91,000           68%    $  613,000           63%
Real estate
 - construction           156,000           13        264,000           15
 - mortgage               135,000            4         35,000            6
Installment loans
 to individuals            35,000            3         20,000            3
SBA loans                  87,000           12         93,000           13
Unallocated               429,000            -        580,000            -
- --------------------------------------------------------------------------
Total                    $933,000          100%    $1,605,000          100%
==========================================================================

Other Real Estate Owned
- --------------------------------------------------------------------------------

          At any given time, the Bank may hold real estate acquired from borrowers through foreclosures. Prior to recording such a foreclosure, the Bank provides for any expected loss in its allowance for credit losses. At the time the Bank records a property as foreclosed, any difference between the loan balance and the estimated net realizable value (defined as, fair value less estimated selling costs) of the acquired property is charged to the allowance for credit losses. Also, at that time, the estimated net realizable value of the acquired property is reclassified to other real estate owned. Any subsequent decline in the estimated net realizable value would be charged directly to other expense. The estimated net realizable value of Other Real Estate Owned as of December 31, 1995 was $32,000, as well as $32,000 as of December 31, 1994.

Other Income and Expenses
- --------------------------------------------------------------------------------

          Other income consists of service charges on deposit accounts and other related services, gains on sale of SBA loans, gains on sales of investment securities, and other miscellaneous income. In 1993, other income and expenses reflected non-recurring income of $101,000 and expense recovery of $54,000 in connection with the sale of a note formerly held as collateral.

          Total other income decreased to $569,000 in 1995 compared with $666,000 in 1994, and $1,014,000 in 1993. The major components of other income include the following: gains on SBA loan sales in 1995 of $265,000 compared to $334,000 in 1994 and $590,000 in 1993, reflecting management's decision not to sell the guaranteed portion of SBA loans in the 4th quarter of 1994, and less gross SBA loans sold during 1995; service fees on SBA loans increased to $145,000 in 1995, compared to $117,000 in 1994, and $51,000 in 1993; service charges on deposit accounts was $72,000 in 1995, down from $111,000 in 1994, and $138,000 in 1993, reflecting management's decision to eliminate analysis service charges. Gains on sales of investment securities during 1995 was $12,000 compared to $0 in 1994, and $42,000 in 1993.

          As a percentage of average earning assets, other expenses were 5.6% in 1995, down from 6.0% in 1994, and 5.7% in 1993. The decreases were due primarily to expenses associated with certain non-performing loan workouts, regulatory fees and occupancy. In addition, in 1994 and in 1993 the increase was also due to a decrease in average earning assets. The major components of other expenses are presented in the following table in dollars and as a percentage of average earning assets:

                                    1995             1994             1993
(Dollars in thousands)        Amount     %      Amount   %       Amount   %
- ------------------------------------------------------------------------------
Salaries/Benefits            $1,937     3.0%   $1,938   3.0%    $2,105   2.9%
Occupancy                       541     0.8       556   0.8        586   0.8
Professional Services           405     0.6       532   0.8        421   0.6
Telphone/Postage/Supplies       120     0.2       153   0.2        156   0.2
Marketing/Promotion             180     0.3       130   0.2        141   0.2
Data Processing                 131     0.2       129   0.2        170   0.2
Regulatory Fees                 111     0.2       205   0.3        243   0.3
Other                           245     0.3       296   0.5        348   0.5
- ------------------------------------------------------------------------------
Total                        $3,670     5.6%   $3,939   6.0%    $4,170   5.7%
==============================================================================

Income Taxes
- --------------------------------------------------------------------------------

          The Company's effective tax rate was 16.0% in 1995, 40.9% in 1994, and (27.5%)% in 1993. The decrease in the effective tax rate from 1994 to 1995 reflects management's conclusion that certain deferred tax assets, which were previously not recognizable, are more likely than not to be realized. See Note 7 of the Company's consolidated financial statements.

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to reduce 1993 net loss by $33,000, or $0.06 per share.

New Accounting Pronouncements
- --------------------------------------------------------------------------------

          The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation", in 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated net earnings or cash flows.

          In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. The financial statement impact of adopting SFAS No. 121 is not expected to be material.

          As required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company has estimated the fair value of its financial instruments at December 31, 1995 and included such disclosure in Note 8 to the consolidated financial statements on page 48.

Interest Rate Sensitivity
- --------------------------------------------------------------------------------

          The Company's earnings may be affected by the degree to which the Company's assets and liabilities are sensitive to fluctuations in interest rates. Interest rate sensitivity, like liquidity, is directly affected by the timing of the maturity of assets and liabilities. If assets and liabilities do not reprice simultaneously and in equal volume, the Company is exposed to possible favorable or unfavorable effects on income from changes in market interest rates.

          The table below sets forth the distribution of repricing of the earning assets and interest-bearing liabilities included in the Company's consolidated balance sheet at December 31, 1995:



- ------------------------------------------------------------------------------
(Dollars in thousands):
Assets & Liabilities              Up to   To 180   To one   To five  Over five
which mature or reprice          90 days   days     year     years     years
- ------------------------------------------------------------------------------
Interest-earning assets:
Loans                            $41,235  $43,474  $46,301  $47,440    $47,453
Other earning assets              12,249   12,249   19,343   21,340     21,524
- ------------------------------------------------------------------------------

Total                            $53,484  $55,723  $65,644  $68,780    $68,977
==============================================================================

Interest-bearing Liabilities:
Interest-bearing
   deposits                      $48,671  $54,023  $54,899  $54,899    $54,899
Other borrowings                     200      200      200      200        200
- ------------------------------------------------------------------------------

Total                            $48,871  $54,223  $55,099  $55,099    $55,099
==============================================================================

Net position of Assets
   (Liabilities)                 $ 4,613  $ 1,500  $10,545  $13,681    $13,878
Ratio of rate sensitive
   assets to rate sensitive
   liabilities                      1.09     1.03     1.19     1.25       1.25


          It is management's objective to maintain stability in the growth of net interest income despite fluctuating market interest rates by maintaining an appropriate mix of interest rate sensitive assets and liabilities. The Company's short-term interest rate sensitive position at December 31, 1995 was slightly asset sensitive; therefore, a change in market interest rates could cause more assets to reprice sooner than liabilities. As a result, a general decline in interest rates could cause a slight short-term decline in the spread between the rates earned on assets and the rates paid on interest bearing liabilities. Conversely, a rise in interest rates could result in a slight short-term increase in the spread.

          The Bank's interest rate sensitive position conforms to the Bank's policy. Management believes that its asset/liability management policy protects the Bank's earnings from significant adverse affects which could be caused by changes in market interest rates.

Liquidity
- --------------------------------------------------------------------------------

          Liquidity management ensures that funds are available to meet normal deposit transaction requirements and to provide funds for loans to clients. The Company's liquidity ratio, defined as the percent of liquid assets to net deposits, was 24%, 27%, 35%, and at December 31, 1995, 1994, and 1993,
respectively. During 1995, the liquidity ratio ranged from 21% to 35%. Liquid assets include cash and deposits due from banks, short-term time deposits, federal funds sold, mutual funds, and unpledged U. S. Government securities maturing in less than one year. Additional sources of asset liquidity are maturing loans and the sale of loans and investments available for sale. The Bank also has an informal federal funds borrowing arrangement with correspondent banks and access to a secured line of credit with the Federal Reserve Bank to meet unforeseen loan demand or deposit outflows.

Capital
- --------------------------------------------------------------------------------

          Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital guidelines. See Note 12 of the Company's consolidated financial statements. The increase in capital for the Company for 1995 and 1994 was due to net operating income, and the reduction in capital for the Company during 1993 was due to the net operating loss.

          The Bank is subject to guidelines issued by the FDIC including the maintenance of a minimum risk-based capital ratio of 9.0% and a minimum tier 1 leverage ratio of 6.0%. As of December 31, 1995, the Bank was in compliance with a risk-based capital ratio of 11.32% and a tier 1 leverage ratio of 7.96%.

          Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.

Effects of Inflation
- --------------------------------------------------------------------------------

          The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation is higher interest rates. However, the Bank's earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as adjustments in staff expense and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated results of operations.

Commitments and Lines of Credit
- --------------------------------------------------------------------------------

          In the normal course of business, there were $23,375,000 in outstanding commitments to extend credit which are not reflected in the financial statements, including $1,245,000 of standby letters of credit outstanding at December 31, 1995. The Bank's exposure to credit loss is limited to the amount of funds drawn. The Bank does not anticipate losses as a result of these transactions.

Return on Equity and Assets
- --------------------------------------------------------------------------------

          The following table presents selected financial ratios for the Company for the years ended December 31, 1995 and 1994.


                                        1995   1994
                                       ------  -----
Percentage of net income to:
   Average shareholders' equity        11.33%  2.42%
   Average total assets                 1.01%  0.20%

Dividend Payout Ratio                    N/A    N/A

Percentage of average shareholders'
   equity to average total assets       8.92%  8.29%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          For consolidated financial statements of the Company, See ITEM 14, "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K."

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item of Form 10-K is incorporated herein by reference from the definitive Proxy Statement of the Company to be filed not later than 120 days after December 31, 1995 pursuant to Regulation 14A involving the election of directors.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item of Form 10-K is incorporated herein by reference from the definitive Proxy Statement of the Company to be filed not later than 120 days after December 31, 1995 pursuant to Regulation 14A involving the election of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ------------------------------------------------------
MANAGEMENT
- ----------

          Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item of Form 10-K is incorporated herein by reference from the definitive Proxy Statement of the Company to be filed not later than 120 days after December 31, 1995 pursuant to Regulation 14A involving the election of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item of Form 10-K is incorporated herein by reference from the definitive Proxy Statement of the Company to be filed not later than 120 days after December 31, 1995 pursuant to Regulation 14A involving the election of directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS
          -----------------------------------------------------
          ON FORM 8-K
          -----------

(a) (1) and (2)--The following documents are filed as part of this report:

          1. -- All consolidated financial statements and financial statement schedules are submitted as a separate section of this report (See, "Index to Financial Statements", page 33). All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

(a) (3) --Exhibits (See, "Exhibit Index", page 50).

(b) --Reports on Form 8-K.  - None

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BURLINGAME BANCORP

Date __________________             ------------------------------------------
                                    Theodore H. Kruttschnitt, III
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date __________________             ------------------------------------------
                                    Larry W. Woods
                                    Interim Chief Financial Officer
                                    (Principal Financial Officer & Principal
                                    Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                                  Date
     ---------                                                  ----


- -----------------------------
David V. Campbell
Director


- -----------------------------
Michael L. Chandler
Director


- -----------------------------
Fred W. Concklin
Director


- -----------------------------
Quentin L. Cook
Director


- -----------------------------
Michael R. Harvey
Director


- -----------------------------
Theodore H. Kruttschnitt, III
Director


- -----------------------------
Ronald C. Wornick
Director

                       BURLINGAME BANCORP AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Independent Auditors' Report                                             35


Consolidated Balance Sheets - December 31, 1995 and 1994                 36


Consolidated Statements of Operations--For The Years Ended
     December 31, 1995, 1994 and 1993                                    37


Consolidated Statements of Shareholders' Equity--For The
     Years Ended December 31, 1995, 1994 and 1993                        38


Consolidated Statements of Cash Flows--For the Years Ended
     December 31, 1995, 1994, and 1993                                   39


Notes to Consolidated Financial Statements                               40

[LOGO OF DELOITTE & TOUCHE LLP APPEARS HERE]

                 ---------------------------------------------------------------
                 50 Fremont Street                     Telephone:  (415)247-4000
                 San Francisco, California 95105-2230   Facsimile: (415)247-4329



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Burlingame Bancorp:

We have audited the accompanying consolidated balance sheets of Burlingame Bancorp and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlingame Bancorp and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for certain investments in debt and equity securities effective January 1, 1994 and its method of accounting for income taxes effective January 1, 1993 to conform with Statements of Financial Accounting Standards No. 115 and No. 109, respectively.


/s/  DELOITTE & TOUCHE LLP

March 26, 1996




- ---------------
Deloitte Touche
Tohmatsu
International
- ---------------


BURLINGAME BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------------------------------------------------------------------------

ASSETS

CASH AND EQUIVALENTS:
  Cash and due from banks                                                                         $ 4,363,000       $ 3,512,000
  Federal funds sold                                                                                7,050,000           400,000
                                                                                                  -----------       -----------

           Total cash and equivalents                                                              11,413,000         3,912,000

INVESTMENT SECURITIES (Market value: 1995,  $14,470,000; 1994, $19,331,000)                        14,474,000        19,639,000

LOANS HELD FOR SALE                                                                                                   1,098,000

LOANS (Net of allowance for credit losses: 1995, $933,000; 1994, $1,605,000)                       46,723,000        37,473,000

PREMISES AND EQUIPMENT - Net                                                                          882,000         1,132,000

OTHER REAL ESTATE OWNED                                                                                32,000            32,000

INTEREST RECEIVABLE AND OTHER ASSETS                                                                2,551,000         1,395,000
                                                                                                  -----------       -----------
TOTAL                                                                                             $76,075,000       $64,681,000
                                                                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Interest-bearing                                                                                $54,899,000       $46,151,000
  Noninterest-bearing                                                                              13,766,000        12,058,000
                                                                                                  -----------       -----------
           Total deposits                                                                          68,665,000        58,209,000
INTEREST PAYABLE AND OTHER LIABILITIES                                                                720,000           537,000
                                                                                                  -----------       -----------
TOTAL LIABILITIES                                                                                  69,385,000        58,746,000
                                                                                                  -----------       -----------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value: authorized, 20,000,000 shares; none outstanding
  Common stock - no par value: authorized, 20,000,000 shares; outstanding, 576,974 shares
    in 1995 and 1994                                                                                4,567,000         4,567,000
  Unrealized loss on investment securities available for sale,
    net of taxes:  1995, $33,000; 1994, $51,000                                                       (64,000)         (101,000)
  Retained earnings                                                                                 2,187,000         1,469,000
                                                                                                  -----------       -----------
           Total shareholders' equity                                                               6,690,000         5,935,000
                                                                                                  -----------       -----------
TOTAL                                                                                             $76,075,000       $64,681,000
                                                                                                  ===========       ===========

See notes to consolidated financial statements.


BURLINGAME BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- -----------------------------------------------------------------------------------------------------------------------
                                                                                 1995         1994          1993
INTEREST INCOME:
  Loans (including fees)                                                      $4,714,000    $3,764,000   $ 4,719,000
  Federal funds sold and short-term investments                                  396,000       214,000       173,000
  Investment securities                                                          803,000       823,000       495,000
                                                                              ----------    ----------   -----------
           Total interest income                                               5,913,000     4,801,000     5,387,000

INTEREST EXPENSE                                                               2,029,000     1,284,000     1,547,000
                                                                              ----------    ----------   -----------
NET INTEREST INCOME                                                            3,884,000     3,517,000     3,840,000

PROVISION FOR CREDIT LOSSES                                                      (68,000)                  2,295,000
                                                                              ----------    ----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                          3,952,000     3,517,000     1,545,000
                                                                              ----------    ----------   -----------
OTHER INCOME:
  Service charges on deposit accounts                                             72,000       111,000       138,000
  Gain on sale of loans held for sale                                            265,000       334,000       590,000
  Realized gain on sale of investment securities available-for-sale               12,000                      42,000
  Other                                                                          220,000       221,000       244,000
                                                                              ----------    ----------   -----------
           Total other income                                                    569,000       666,000     1,014,000
                                                                              ----------    ----------   -----------
OTHER EXPENSES:
  Salaries and benefits                                                        1,937,000     1,938,000     2,105,000
  Occupancy                                                                      541,000       556,000       586,000
  Professional services                                                          405,000       532,000       421,000
  Telephone, postage and supplies                                                120,000       153,000       156,000
  Marketing and promotion                                                        180,000       130,000       141,000
  Data processing                                                                131,000       129,000       170,000
  Regulatory fees                                                                111,000       205,000       243,000
  Other                                                                          245,000       296,000       348,000
                                                                              ----------    ----------   -----------
           Total other expenses                                                3,670,000     3,939,000     4,170,000
                                                                              ----------    ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD                                                           851,000       244,000    (1,611,000)

INCOME TAXES                                                                     133,000       100,000      (443,000)
                                                                              ----------    ----------   -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  METHOD                                                                         718,000       144,000    (1,168,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD                                                             (33,000)
                                                                              ----------    ----------   -----------
NET INCOME (LOSS)                                                             $  718,000    $  144,000   $(1,135,000)
                                                                              ==========    ==========   ===========

INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT:
  Primary:
    Income (loss) before cumulative effect of change in accounting method          $1.19         $0.25   $     (2.03)
    Cumulative effect of change in accounting method                                                            0.06
                                                                              ----------    ----------   -----------
  Net income (loss)                                                                $1.19         $0.25   $     (1.97)
                                                                              ==========    ==========   ===========
  Fully diluted:
    Income (loss) before cumulative effect of change in accounting method          $1.14         $0.25   $     (2.03)
    Cumulative effect of change in accounting method                                                            0.06
                                                                              ----------    ----------   -----------
  Net income (loss)                                                                $1.14         $0.25   $     (1.97)
                                                                              ==========    ==========   ===========

See notes to consolidated financial statements.


BURLINGAME BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        Net
                                                                     Unrealized
                                                                     Losses on       Unrealized
                                                                     Investment       Loss on
                                              Common Stock           Securities      Marketable
                                        -------------------------    Available-        Equity        Retained     Shareholders
                                           Shares       Amount        for-Sale       Securities      Earnings        Equity
BALANCE,
 JANUARY 1, 1993                           576,974     $4,567,000                                   $2,460,000     $7,027,000

UNREALIZED LOSS
 ON MUTUAL FUND
 INVESTMENT
 SECURITIES                                                                          $(28,000)                        (28,000)

NET LOSS                                                                                            (1,135,000)    (1,135,000)
                                          --------     ----------                    --------       ----------     ----------

 DECEMBER 31, 1993                         576,974      4,567,000                     (28,000)       1,325,000      5,864,000

UNREALIZED LOSS
 ON INVESTMENT
 SECURITIES
 AVAILABLE-FOR-SALE,
 JANUARY 1, 1994 (Note 1)                                            $ (28,000)        28,000

NET CHANGE IN
 UNREALIZED LOSSES
 ON INVESTMENT
 SECURITIES
 AVAILABLE-FOR-SALE,
 NET OF TAX                                                            (73,000)                                       (73,000)

NET INCOME                                                                                             144,000        144,000
                                          --------     ----------    ---------       --------       ----------     ----------
BALANCE,
 DECEMBER 31, 1994                         576,974      4,567,000     (101,000)                      1,469,000      5,935,000

NET CHANGES IN
 UNREALIZED LOSSES
 ON INVESTMENT
 SECURITIES
 AVAILABLE-FOR-SALE,
 NET OF TAX                                                             37,000                                         37,000

NET INCOME                                                                                             718,000        718,000
                                          --------     ----------    ---------       --------       ----------     ----------
BALANCE,
 DECEMBER 31, 1995                         576,974     $4,567,000    $ (64,000)      $   -          $2,187,000     $6,690,000
                                          ========     ==========    =========       ========       ==========     ==========


See notes to consolidated financial statements.


BURLINGAME BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------------------------------------------------
                                                                                  1995              1994             1993
OPERATING ACTIVITIES:
 Net income (loss)                                                          $    718,000      $    144,000      $ (1,135,000)
 Reconciliation to net cash provided by (used in)
  operating activities:
  Cumulative effect of change in accounting method                                                                   (33,000)
  Provision for credit losses                                                    (68,000)                          2,295,000
  Deferred income taxes                                                          180,000           (58,000)         (169,000)
  Depreciation and amortization of premises and equipment                        311,000           328,000           332,000
  Amortization of deferred loan fees                                            (212,000)         (135,000)         (204,000)
  Amortization of investment security premiums (discounts)                      (135,000)           (8,000)          161,000
  Origination of loans held for sale                                          (3,443,000)       (7,117,000)       (6,430,000)
  Sales of loans held for sale                                                 4,541,000         6,353,000         6,944,000
  Realized gain on sale of investment securities available-for-sale              (12,000)                            (42,000)
  (Increase) decrease in interest receivable and other assets                 (1,355,000)          205,000           102,000
  Increase in interest payable and other liabilities                             183,000            78,000           129,000
                                                                            ------------      ------------      ------------
             Net cash provided by (used in) operating activities                 708,000          (210,000)        1,950,000
                                                                            ------------      ------------      ------------
INVESTING ACTIVITIES:
 Activities in securities held-to-maturity:
  Purchases                                                                  (14,201,000)      (16,387,000)
  Maturities                                                                  14,750,000         8,300,000
 Activities in securities available-for-sale:
  Purchases                                                                   (1,623,000)         (100,000)
  Maturities                                                                   1,500,000
  Sales                                                                        4,942,000
 Purchases of investment securities                                                                              (13,496,000)
 Proceeds from maturing investment securities                                                                      6,006,000
 Proceeds from sales of investment securities                                                                      5,484,000
 Net increase in interest-bearing deposits with banks                                              500,000
 Net loan originations, collections and principal repayments                  (8,970,000)        5,241,000        17,892,000
 Purchases of premises and equipment                                             (61,000)         (144,000)         (329,000)
                                                                            ------------      ------------      ------------
             Net cash provided by (used in) investing activities              (3,663,000)       (2,590,000)       15,557,000
                                                                            ------------      ------------      ------------
FINANCING ACTIVITIES:
 Net increase (decrease) in interest-bearing deposits                          1,708,000       (10,329,000)      (13,202,000)
 Net increase (decrease) in noninterest-bearing deposits                       8,748,000          (747,000)       (1,665,000)
                                                                            ------------      ------------      ------------
             Net cash provided by (used in) financing activities              10,456,000       (11,076,000)      (14,867,000)
                                                                            ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                7,501,000       (13,876,000)        2,640,000
CASH AND EQUIVALENTS:
 Beginning of year                                                             3,912,000        17,788,000        15,148,000
                                                                            ------------      ------------      ------------
 End of year                                                                $ 11,413,000      $  3,912,000      $ 17,788,000
                                                                            ============      ============      ============
OTHER CASH FLOW INFORMATION:
 Interest paid                                                              $  1,993,000      $  1,285,000      $  1,561,000
 Taxes paid                                                                       83,000           108,000           212,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Loans transferred to other real estate owned                                    375,000                              37,000
 Investment securities transferred from held-to-maturity
  to available-for-sale                                                        4,930,000

See notes to consolidated financial statements.

BURLINGAME BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization - Burlingame Bancorp (the "Company") is a bank holding company based in Burlingame, California. The Bank serves as the holding company for Burlingame Bank and Trust (the "Bank"), a California state chartered commercial bank. The Bank is community-oriented with one branch serving primarily San Mateo County providing a wide range of financial services to both consumers and smaller businesses. The Company's primary regulators are the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the California State Banking Department. The Company maintains insurance on its customer deposit accounts with the FDIC, which requires quarterly payments of deposit insurance premiums.

     Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for credit losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

     Basis of Consolidation - The accompanying consolidated financial statements include Burlingame Bancorp (the "Company") and its wholly owned subsidiary, Burlingame Bank & Trust Co. (the "Bank"). All intercompany amounts are eliminated in consolidation.

     Cash and due from banks include balances with the Federal Reserve Bank. The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's average daily deposit balances. At December 31, 1995, the Bank had compensating balances with the Federal Reserve of $194,000 (1994, $480,000).

     Cash and equivalents include cash on hand, amounts due from banks, short-term investments (money market funds) and federal funds sold. Generally, federal funds are sold for one-day periods. Cash equivalents have remaining terms to maturity of three months or less from date of acquisition.

     Investment Securities - Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities, and changed its accounting policy to classify investment securities as held to maturity or available for sale. The effect of adopting SFAS No. 115 at January 1, 1994 was not material.

     Held to maturity securities are those securities which management has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity using methods approximating the interest method.

     Securities available for sale are held for indefinite periods of time. These securities are carried at market value, with unrealized gains and losses, after applicable income taxes, recorded as a separate component of stockholders' equity. Gains on the sale of securities available for sale, determined on the specific cost identification basis, are recorded in other income at the time of sale.

     Prior to January 1, 1994, investment securities were so classified based on the Bank's ability and intent to hold them to maturity. Investment securities were carried at cost, adjusted for amortization of premium and accretion of discount. Mutual fund investments were stated at the lower of cost or market and unrealized losses, if any, were included in shareholders' equity. The cost of investments sold was determined using the specific identification method.

     Loans held for sale consist of the guaranteed portion of Small Business Administration ("SBA") loans and are stated at the lower of cost or market applied on an aggregate basis, net of loan origination fees and related direct costs. The allocation of recorded investment in loans partially guaranteed by the SBA, between the guaranteed portion to be sold and the unguaranteed portion retained, is based upon the relative fair values of each portion at the date of sale. The servicing of SBA loans is retained by the Company.

     Loans and Loan Fees - Loans held for investment are reported at the principal amount outstanding, net of unearned income, deferred fees and costs, premiums and discounts, and the allowance for credit losses. Interest on loans is calculated by using the simple-interest method on the daily balance of the principal amount outstanding.

     Loan origination and commitment fees and direct loan origination costs on loans held for investment are deferred and amortized as an adjustment of the related loan's yield over the contractual term of the related loan. For loans held for sale, such fees and costs are included in the gain or loss on sale of the loan.

     On January 1, 1995, the Bank adopted SFAS No. 114 Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. These statements address the accounting and reporting by creditors for impairment of certain loans. In general, a loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as credit cards, residential mortgage and consumer installment loans, loans that are measured at fair value or at the lower of cost or fair value and leases. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process. The effect of adopting SFAS 114 was not material to the Bank's 1995 financial position or results of operations.

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Payments received on nonaccrual or impaired loans are credited to principal until such time as the recovery of principal and interest is assured.

     Allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio and commitments to extend credit. The allowance is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit, including current and projected economic conditions, past credit experience and continuing review of the loan portfolio. Loans deemed uncollectible are charged off and deducted from the allowance; subsequent recoveries are credited to the allowance. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in San Mateo County, differ substantially from the assumptions used by management.

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the shorter of the estimated useful lives of the related assets or the term of the lease as follows:

        Lease rights and leasehold improvements                      5-17 years
        Furniture and equipment                                      3-10 years

     Other real estate owned consists of real estate acquired in settlement of loans and carried at the lower of cost or net realizable value (defined as fair value less estimated selling costs). Losses recognized at the time of foreclosure in full or partial satisfaction of loans are charged against the allowance for credit losses. The Bank charges current earnings with a provision for losses on the anticipated sale of foreclosed property should there be subsequent declines in net realizable value.

     Financial Instruments with Off-Balance-Sheet Risk - The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business and to meet the financial needs of its customers. Financial instruments include commitments to extend credit and the issuance of commercial and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in a particular class of financial instrument.

     The Bank generally uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, which may require that it obtain collateral that will reduce its exposure to credit loss. The exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument, for commitments to extent credit and letters of credit, is represented by the difference between the contractual commitment amount of those instruments and the estimated fair market value of the collateral.

     If there is no collateral, or if the underlying collateral is determined to have little or no value, or the Bank is unable to obtain possession of the collateral, the maximum exposure to credit loss is represented by the contractual commitment. The type and nature of collateral held will vary and may include, but is not limited to, accounts receivable, inventory, property, plant and equipment, income producing properties and real estate. Standby letters of credit and commitments to extend credit generally have fixed expiration dates or other termination clauses. Because many of the standby letters of credit and commitments to extend credit are expected to expire without being drawn upon, total guarantee and commitment amounts do not necessarily represent future cash requirements.

     Fair Value of Financial Instruments - As required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has estimated the fair value of its financial instruments at December 31, 1995 and included such disclosure in Note 8.

     Income Taxes - The Company and its subsidiary file consolidated tax returns. In February 1992, the FASB issued SFAS No. 109, Accounting for Income Taxes. The Company adopted this method of accounting for income taxes effective January 1, 1993. Under the asset and liability method, required by this statement, deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. Prior to 1993, the Company's method of accounting for income taxes was the deferred method previously required by Accounting Principles Board Opinion No. 11. The cumulative effect of the change in accounting method resulted in a tax benefit of $33,000 ($.06 per share).

     Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period and the dilutive effect of stock options using the treasury stock method. Weighted average common shares and common share equivalents were 603,904 for primary and 630,602 for fully diluted in 1995. Weighted average common shares and common share equivalents were 576,974 in both 1994 and 1993 as the effect of stock options in those years was not dilutive.

     New Accounting Pronouncements - The Company is required to adopt SFAS No. 123, Accounting for Stock-Based Compensation, in 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated net earnings or cash flows.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The financial statement impact of adopting SFAS No. 121 is not expected to be material.

     Reclassifications - Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

2.   SUBSEQUENT EVENT - PURCHASE AND SALE AGREEMENT

     In January 1996, the Company's shareholders approved an Agreement and Plan of Reorganization (the "Agreement") with another financial institution. The Agreement calls for the purchase of all outstanding common stock of the Company for cash at a price equal to 1.223 times consolidated book value as of the closing date of the Agreement. Management anticipates the completion of this transaction during the second quarter of 1996.

3.   INVESTMENT SECURITIES

     As discussed in Note 1, effective January 1, 1994, the Bank adopted SFAS No. 115 on a prospective basis. A summary comparison of amortized cost and estimated fair value of held-to-maturity and available-for-sale investment securities as of December 31, 1995, and of investment securities as of December 31, 1994, by type, is illustrated below:


                                                         December 31, 1995
                               --------------------------------------------------------------------
                                                 Gross        Gross
                                 Amortized     Unrealized  Unrealized      Market       Carrying
                                   Cost          Gains       Losses        Value         Value
Held-to-Maturity
 Investment Securities:
 U.S. Treasury                  $12,081,000                $  (5,000)    $12,076,000   $12,081,000
 Municipal Bonds                    184,000     $ 1,000                      185,000       184,000
Available-for-Sale
 Investment Securities:
 Mutual Funds - U.S.
 Government Securities            2,306,000                  (97,000)      2,209,000     2,209,000
                                -----------     -------    ---------     -----------   -----------
Total investments               $14,571,000     $ 1,000    $(102,000)    $14,470,000   $14,474,000
                                ===========     =======    =========     ===========   ===========
                                                         December 31, 1995
                               --------------------------------------------------------------------
                                                 Gross        Gross
                                 Amortized     Unrealized  Unrealized      Market       Carrying
                                   Cost          Gains       Losses        Value         Value
Held-to-Maturity
 Investment Securities:
 U.S. Treasury                  $17,425,000                $(289,000)    $17,136,000   $17,425,000
 Municipal Bonds                    184,000                  (19,000)        165,000       184,000
Available-for-Sale
 Investment Securities:
 Mutual Funds - U.S.
 Government Securities            2,182,000                 (152,000)      2,030,000     2,030,000
                                -----------     -------    ---------     -----------   -----------
Total investments               $19,791,000     $  -       $(460,000)    $19,331,000   $19,639,000
                                ===========     =======    =========     ===========   ===========

The following table shows the amortized cost and approximate market value of investment securities by contractual maturity at December 31, 1995:


                                                      Amortized         Market
                                                         Cost           Value
Investment securities held-to-maturity:
 Within one year                                     $10,084,000     $10,087,000
 After one but within five years                       1,997,000       1,989,000
 After ten years                                         184,000         185,000
Investment securities available-for-sale:
 Mutual funds                                          2,306,000       2,209,000

Total                                                $14,571,000     $14,470,000
                                                     ===========     ===========

     Gross gains on sales of investment securities in 1995 and 1993 were $12,000 and $42,000, respectively. There were no sales of investment securities in 1994.

     During 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report provided a one-time opportunity to reassess the appropriateness of its designations of securities subject to the accounting and reporting requirements of Statement 115, without calling into question the intent to hold other debt securities to maturity in the future. In accordance with this Special Report, in December 1995, the Company transferred U.S. Treasury securities with an amortized cost of $4,930,000 and an unrealized gain of $12,000 from Held-to-Maturity to Available-for-Sale.

     Investment securities pledged to collateralize deposits of public funds and for other purposes required by law amounted to $11,600,000 and $9,597,000 at December 31, 1995 and 1994, respectively.

4.   LOANS HELD FOR SALE

     The Bank originates SBA loans with the general intent of selling the guaranteed portion of such loans, usually at a price in excess of par, and retaining the remaining unguaranteed portion in its loans held for investment. When the Bank sells the guaranteed portion of such loans, it transfers the SBA guarantee to the buyer and retains the servicing function. The Bank allocates its recorded investment in such loans between the portion sold and the portion retained, based upon approximations of their relative fair values at the time of sale.

     At December 31, 1995, the Bank was servicing the sold guaranteed portion of SBA loans amounting to approximately $23,672,000 (1994, $21,316,000). These loans are not reflected in the accompanying balance sheet. Servicing SBA loans for other investors consists of collecting payments, disbursing payments to investors and foreclosure processing. The Bank earns servicing income over the life of the loans as it services such loans on behalf of the investors. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges from borrowers, such as late payment fees.

5.   LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The loan portfolio at December 31 consisted of the following:

                                                        1995            1994
Commercial                                          $32,377,000     $25,237,000
Real estate - construction                            6,385,000       5,915,000
Real estate - mortgage                                1,653,000       2,513,000
Installment loans to individuals                      1,531,000       1,158,000
SBA loans - retained for investment (unguaranteed)    5,710,000       4,255,000
                                                    -----------     -----------
             Total                                   47,656,000      39,078,000

Allowance for credit losses                            (933,000)     (1,605,000)
                                                    -----------     -----------
Net                                                 $46,723,000     $37,473,000
                                                    ===========     ===========

     Most of the Company's business is with customers in San Mateo County. The Company's loan portfolio is comprised primarily of loans secured by residential real estate, commercial property and business assets. At December 31, 1995, approximately 60% of the portfolio is secured by real estate primarily in San Mateo County, 20% is secured by collateral other than real estate and 20% is unsecured.

     At December 31, 1995, the Company's total recorded investment in impaired loans, as defined in SFAS 114 was $1,042,000 for which there is a related allowance for credit losses of $156,000. The average recorded investment in impaired loans during 1995 was $1,524,000. At December 31, 1995, loans on which accrual of interest has been discontinued or reduced amounted to $1,042,000 (1994, $2,005,000). Interest income would have increased approximately $161,000 in 1995 (1994, $235,000; 1993, $352,000) if the
     contractual rate of interest on these loans had been accrued. There were no significant commitments to lend additional funds to borrowers whose loans are classified as nonaccrual or impaired at December 31, 1995.

     Activity in the allowance for credit losses is summarized as follows:


                                              1995            1994            1993
       Balance, January 1                  $1,605,000     $ 1,749,000     $   980,000
       Provision for credit losses            (68,000)                      2,295,000
       Charge-offs                           (709,000)       (243,000)     (1,751,000)
       Recoveries                             105,000          99,000         225,000
                                           ----------     -----------     -----------
       Balance, December 31                $  933,000     $ 1,605,000     $ 1,749,000
                                           ----------     -----------     -----------

6.   PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

                                                              1995             1994
       Lease rights and leasehold improvements            $ 1,205,000     $ 1,204,000
       Furniture and equipment                              1,689,000       1,629,000
                                                          -----------     -----------
             Total                                          2,894,000       2,833,000

       Accumulated depreciation and amortization           (2,012,000)     (1,701,000)
                                                          -----------     -----------

       Net                                                $   882,000     $ 1,132,000
                                                          -----------     -----------

Depreciation and amortization expense for 1995 was $311,000 (1994, $328,000; 1993, $332,000).

7.   INCOME TAXES

     As discussed in Note 1, the Company changed its method of accounting for income taxes in 1993. The provision for taxes on income for the periods ended December 31 consists of:

                                                1995        1994        1993
       Current:
        Federal                              $ (51,000)   $156,000    $(256,000)
        State                                    4,000       2,000      (18,000)

       Deferred:
        Federal                                293,000     (82,000)    (248,000)
        State                                   98,000      28,000     (162,000)
        Valuation allowance                   (211,000)     (4,000)     241,000
                                             ---------    --------    ---------
       Total                                 $ 133,000    $100,000    $(443,000)
                                             =========    ========    =========

     At December 31, 1995, the Company had a net deferred tax asset of $358,000 (1994, $556,000) included in other assets. The following table details the major components of deferred taxes at January 1, 1994 and December 31, 1994 and 1995 (in thousands):


                                                                 December 31,    December 31,      January 1,
                                                                    1995            1994             1994
       Deferred tax assets:
        Allowance for credit losses                               $ 174            $ 587            $ 582
        Deferred loan fees and costs                                184              164               77
        Unrealized loss on investment securities
        available-for-sale                                           33               51
        Capital losses                                               26               29
        Accumulated depreciation and amortization                    38               26               30
        Other, net                                                   15                3               26
        Valuation allowance                                         (26)            (237)            (241)

       Deferred tax liabilities:
        Other, net                                                  (86)             (67)             (27)
                                                                  -----            -----            -----
       Total                                                      $ 358            $ 556            $ 447
                                                                  =====            =====            =====

     A valuation allowance of $241,000 was recorded at December 31, 1993 as a result of the 1993 net loss and its effect on the realizability of certain deferred tax assets in future years. The valuation allowance decreased by $211,000 in 1995 as a result of management's conclusion that such deferred tax assets were more likely than not to be realized.

The effective income tax rate differs from the federal statutory rate as follows:


                                                        1995     1994      1993
       Tax at the statutory rate                       35.0%    35.0%     (35.0)%
       Increase (decrease) resulting from:
        State tax, net of federal tax effect            8.0      7.6       (7.3)
        Change in valuation allowance                 (25.0)    (1.9)      15.0
        Other                                          (2.0)     0.2       (0.2)
                                                     ------    -----     ------
       Total                                           16.0%    40.9%    (27.5)%
                                                       ====     ====      ====

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.


                                                                                      December 31, 1995
                                                                               ----------------------------------
                                                                                  Carrying          Estimated
                                                                                   Amount           Fair Value
                                                                                     (Dollars in thousands)
         Assets
          Cash and cash equivalents (a)                                          $11,413,000        $11,413,000
          Investment securities (b)                                               14,474,000         14,470,000
          Loans, net of allowance for credit losses (c)                           46,723,000         46,704,000

         Liabilities
          Deposits: (d)
           Non-interest bearing demand deposits                                   13,766,000         13,766,000
           Interest bearing deposits without fixed maturity dates                 35,595,000         35,595,000
           Interest bearing deposits with fixed maturity dates                    19,304,000         19,304,000

         Off-balance-sheet instruments, (unrealized gains
          and (losses) (e)
          Commitments to extend credit                                                                    3,000
          Standby letters of credit                                                                       3,000

     (a)  Cash and cash equivalents:

          The carrying amount is a reasonable estimate of fair value.

     (b)  Securities:

          Fair values of investment securities are based on quoted market prices or dealer quotes.

     (c)  Loans, net of allowance for credit losses:

          Fair values were estimated for portfolios of performing loans and leases with similar financial characteristics. For certain performing variable rate loans that reprice frequently, estimated fair values are based on carrying values, adjusted for credit quality, if no significant changes in credit standing have occurred since origination and the interest rate adjustment characteristics of the loan effectively adjust the interest rate to maintain a market rate of return.

          Fair values for certain commercial, construction, fixed real estate, revolving credit and other loans and leases were estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and maturities, adjusted for the allowance for credit losses.

     (d)  Deposits:

          The fair value of noninterest-bearing and adjustable rate deposits is the amount payable upon demand at the reporting date. The fair value of fixed-rate interest-bearing deposits with fixed maturity dates is estimated as the amount payable upon demand at the reporting date since all such deposits have maturities of less than one year.

     (e)  Off-balance-sheet instruments:

          The fair value of commitments to extend credit and standby letters of credit are estimated based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.

9.   TRANSACTIONS WITH SUBSIDIARY

     The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Company is prohibited from borrowing from the Bank unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank's shareholders' equity on a per affiliate basis. There were no such extensions of credit by the Bank in 1995 or 1994.

10.  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has made loans and advances under lines of credit to directors and their related interests. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable features. Activity in loans and advances to related parties during 1995 is as follows:

          Balance                                                   Balance
      January 1, 1995        Additions           Payments      December 31, 1995
         $1,034,000          $1,500,000         $1,519,000         $1,015,000

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its premises under noncancellable operating leases with aggregate future minimum lease payments as follows, at December 31, 1995:


1996                                                                 $ 69,000
1997                                                                   69,000
1998                                                                   69,000
1999                                                                   69,000
2000                                                                   69,000
Thereafter                                                             97,000
                                                                     --------

Total                                                                $442,000
                                                                     ========


     Rent expense for 1995 was $98,000 (1994, $110,000; 1993, $113,000).

     In the normal course of business, there are outstanding commitments to extend credit of $23,375,000 (including $1,245,000 of standby letters of credit) which are not reflected in the financial statements at December 31, 1995. The Bank's exposure to credit loss is limited to the amount of funds drawn. The Bank does not anticipate losses as a result of these transactions.

12.  STOCK OPTION PLANS

     During 1994 the Company adopted a Stock Option Plan (the "1994 Plan") which provides for incentive and nonqualified options to purchase up to 168,750 shares of common stock, including options on 90,000 shares reserved for non-employee directors of the Company (the "Director Options"). Employee stock options under the 1994 Plan generally become exercisable in installments over terms determined by the Board of Directors and expire ten years from the date of grant. Director Options become exercisable for a period of one year following the issuance of audited financial statements for the immediately preceding calendar year, provided that the Bank achieves a pre-tax return on equity (as defined) of 10% or more and is in compliance with all regulatory agreements. At December 31, 1995, there were 20,000 options available for grant under the 1994 Plan. Outstanding options at December 31, 1995 include 35,625 options issued under the Company's prior stock option plan which have vesting and expiration terms similar to the employee options under the 1994 Plan. All options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock at the grant date. There were no options exercised in 1995, 1994 or 1993.

     Stock option activity was as follows for the periods ended December 31:

                                     1995       1994       1993
                                         (Number of shares)
Options outstanding, January 1      131,875    110,365   127,240
Granted                              11,250    126,875    12,500
Cancelled                            (2,500)  (105,365)  (29,375)
                                    -------   --------   -------

Options outstanding, December 31    140,625    131,875   110,365
                                    =======   ========   =======

     Outstanding options have exercise prices ranging from $6.00 to $12.50 per share. At December 31, 1995, options for 10,002 shares were exercisable. As provided for in the 1994 Plan, 117,500 options would become exercisable upon a change in control (as defined).

13.  RETIREMENT PLAN

     In January 1989, the Company established a 401(k) employee retirement plan (the "Plan") for all eligible employees. The Plan is a contributory, defined contribution plan which provides for contributions from the Company based on eligible compensation. The Company's contribution is determined at the sole discretion of the Board of Directors. Company contributions generally vest over five years from the date of the employee's eligibility to participate. In 1995, the Board of Directors approved a contribution of $39,000. No contributions were made for the two years ended December 31, 1994 and 1993.

14.  REGULATORY MATTERS

     On August 24, 1992, the Company entered into a written agreement with the Federal Reserve Bank of San Francisco ("FRB") in the form of a Memorandum of Understanding (the "MOU"). The agreement contains various provisions, including maintenance of adequate levels of capital and seeking approval prior to the declaration of dividends.

     On August 25, 1992, the Bank entered into a written agreement with the Federal Deposit Insurance Corporation ("FDIC") in the form of a regulatory order (the "Order") which became effective September 4, 1992. The Bank agreed to various provisions, including having Tier 1 (core) capital in an amount equal to or exceeding 6.5% of average assets, maintaining total capital in an amount equal to or exceeding 9.0% of the Bank's risk-weighted assets and seeking approval of the FDIC prior to declaring dividends.

     On May 25, 1995, the FDIC rescinded the Order and issued a MOU. The MOU contains various provisions, including maintenance of a minimum Tier 1 (leverage) and total capital ratios of 6% and 9%, respectively, as well as continued reductions in nonperforming assets and seeking approval prior to declaring dividends.

     As discussed above, quantitative measures established by the Order/MOU to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). The Company's actual capital amounts and ratios are also presented in the following table:

                                      December 31, 1995                                  December 31, 1994
                          ----------------------------------------------     ---------------------------------------------
                                                         Minimum                                           Minimum
                                  Actual               Requirement*                  Actual              Requirement*
                          ----------------------   ---------------------     ---------------------   ---------------------
                            Capital      Ratio       Capital     Ratio         Capital     Ratio         Capital     Ratio
Leverage                  $6,126,000     7.96%     $4,633,000      6.00%     $5,434,000     8.02%      $4,423,000    6.50%
Tier 1 risk-based          6,126,000    10.07       2,442,000      4.00       5,434,000    11.53        1,886,000    4.00
Total risk-based           6,892,000    11.32       5,494,000      9.00       6,039,000    12.81        4,243,000    9.00

*As defined in the Order/MOU

     Management of the Company and the Bank believe that they are currently in compliance with the requirements of the MOUs.

15.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     The financial position of Burlingame Bancorp (parent company only) at December 31, 1995 and 1994 and the results of its operations and cash flows for the three years in the period ended December 31, 1995 are summarized as follows:


                                                     1995             1994
Financial position:
 Assets:
   Interest-earning deposits in the Bank          $   92,000       $   180,000
   Investment in the Bank                          6,598,000         5,755,000
                                                  ----------       -----------

Total                                             $6,690,000       $ 5,935,000
                                                  ==========       ===========

   Shareholders' equity:
     Common stock                                 $4,567,000       $ 4,567,000
     Unrealized loss on investment
      securities available-for-sale,
      net of taxes                                   (64,000)         (101,000)
     Retained earnings                             2,187,000         1,469,000
                                                  ----------       -----------

    Total                                         $6,690,000       $ 5,935,000
                                                  ==========       ===========



                                      1995            1994              1993
Results of operations:
  Income - interest from
    investments                    $   7,000      $    5,000       $     6,000
  Expenses - general and
    administrative                    69,000          37,000            19,000
                                   ---------      ----------       -----------
  Loss before equity in pretax
    income (loss) of the Bank        (62,000)        (32,000)          (13,000)
                                   ---------      ----------       -----------
Equity in pretax income
 (loss) of the Bank                  913,000         276,000        (1,598,000)
                                   ---------      ----------       -----------
 Income (loss) before income taxes
  and cumulative effect of change
  in accounting method               851,000         244,000        (1,611,000)
 Income taxes                        133,000         100,000          (433,000)
                                   ---------      ----------       -----------
 Income (loss) before cumulative
  effect of change in accounting
  method                             718,000         144,000        (1,168,000)
 Cumulative effect of change in
  accounting method                                                    (33,000)
                                   ---------      ----------       -----------

Net income (loss)                  $ 718,000      $  144,000       $(1,135,000)
                                   =========      ==========       ===========
Net income (loss) per common
 share and common share
 equivalent                        $    1.24      $     0.25       $     (1.97)
                                   =========      ==========       ===========


                                      1995           1994              1993
Cash flows:
  Operating activities:
   Net income (loss)               $ 718,000      $  144,000       $(1,135,000)
   Reconciliation to cash
    used in operating activities:
    Decrease (increase) in equity
     in undistributed net income
     of Bank                        (806,000)       (176,000)        1,122,000
    Decrease in receivable from
     Bank                                                               33,000
    (Decrease) increase in
     miscellaneous liabilities                                          (1,000)
                                   ---------      ----------       -----------

Cash provided by (used in)
 operating activities                (88,000)        (32,000)           19,000
                                   ---------      ----------       -----------

Net increase (decrease) in
 cash and equivalents                (88,000)        (32,000)           19,000

Cash and equivalents:
  Beginning of year                  180,000         212,000           193,000
                                   ---------      ----------       -----------

  End of year                      $  92,000      $  180,000       $   212,000
                                   =========      ==========       ===========


                                     ******

                               INDEX TO EXHIBITS
Exhibit
Table                                                             Sequentially
Number                     Exhibit                                Numbered Page
- ------                     -------                                -------------

3.1       Amended Articles of Incorporation of
          Burlingame Bancorp (included as
          Exhibit 3.1 to Annual Report on
          Form 10-K filed by Burlingame Bancorp                   Incorporated
          on March 26, 1992)                                      by Reference

3.2       Bylaws of Burlingame Bancorp (included
          as Exhibit 3.2 to Registration State-
          ment filed on Form S-18 by Burlingame                   Incorporated
          Bancorp on December 31, 1983)                           by Reference

10.1      Agreement of Assignment of Lease
          (included as Exhibit 10.2 to
          Amendment No. 1 to Registration State-
          ment filed on Form S-18 by Burlingame                   Incorporated
          Bancorp on April 10, 1984)                              by Reference

10.2      Assignment of Lease (included as
          Exhibit 10.2 to Annual Report on
          Form 10-K filed by Burlingame Bancorp                   Incorporated
          on March 27, 1985)                                      by Reference

10.3      Consent of Landlord (included as
          Exhibit 10.3 to Annual Report on
          Form 10-K filed by Burlingame Bancorp                   Incorporated
          on March 27, 1985)                                      by Reference

10.4      Lease Agreement (included as
          Exhibit 10.4 to Annual Report on
          Form 10-K filed by Burlingame Bancorp                   Incorporated
          on March 27, 1985)                                      by Reference

10.5      1985 Stock Option Plan and Form of
          Stock Option Agreement (included as
          Exhibit 10.5 to Annual Report on
          Form 10-K filed by Burlingame Bancorp                   Incorporated
          on March 27, 1985)                                      by Reference

10.6      Lease Agreement (included as
          Exhibit 10.6 to Annual Report on
          Form 10-K filed by Burlingame Bancorp                   Incorporated
          on March 28, 1990)                                      by Reference

10.7      IBAA Bancard Financial Service Agreement
          (included as Exhibit 10.7
          to Annual Report on Form 10-K filed by                  Incorporated
          Burlingame Bancorp on March 28, 1990)                   by Reference

10.8      Fiserv Agreement (included as Exhibit 10.8
          to Annual Report on Form 10-K filed by                  Incorporated
          Burlingame Bancorp on March 29, 1994)                   by Reference

22.1      Subsidiary of the Registrant                                    56

23.1      Independent Auditors' Consent                                   57